Form 10-Q
period 1996-09-30
DADE INTERNATIONAL INC
filed 1996-11-14
CIK 942307

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                _______________

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________ to ___________________

                       Commission file number  333-13523

                            DADE INTERNATIONAL INC.
                            -----------------------

            (Exact name of Registrant as Specified in its Charter)


          Delaware                                      36-3949533
--------------------------------          --------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

          1717 Deerfield Road
          Deerfield, Illinois                            60015-0778
---------------------------------------                  ----------
(Address of Principal Executive Office)                  (Zip Code)

                            847-267-5300
                            ------------
             (Registrant's Telephone Number, Including Area Code)



Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                    Yes    X     No
                        ------      ______

The number of shares of the registrant's Common Stock, $ .01 par value per share, outstanding as of November 11, 1996, the latest practicable date, was 1,000 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


     DADE INTERNATIONAL INC.
     CONSOLIDATED BALANCE SHEET

     (Dollars in millions, except share-related data)                              1995           1996
     ======================================================================================================
                                                                                               (unaudited)
     ASSETS

     Current Assets
        Cash and cash equivalents                                                $    27.9       $     8.6
        Accounts receivable - trade and related party, net                           131.2           179.3
        Inventories                                                                  122.0           164.7
        Prepaid expenses                                                               6.6            12.6
        Net assets held for sale                                                      54.9            45.0
        Other assets                                                                  14.2             5.3
        Deferred income taxes                                                         34.4            34.5
     ------------------------------------------------------------------------------------------------------
     Total  current assets                                                           391.2           450.0

     Property, plant and equipment, net                                               31.8           164.2
     Debt issuance costs, net                                                         19.1            43.3
     Deferred income taxes                                                           105.5           185.5
     Goodwill, net                                                                      -            158.5
     Patents and trademarks, net                                                        -             30.8
     Other assets                                                                      3.3            17.7
     Prepaid pension asset                                                              -             18.3

     ------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                $   550.9       $ 1,068.3
     ======================================================================================================

     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

     Current Liabilities
        Current portion of bank term loans                                       $     5.8       $    11.6
        Non-domestic bank debt                                                         2.1            10.8
        Accounts payable, primarily trade and related party                           56.5            54.3
        Accrued liabilities                                                          105.9           176.0
        Deferred income taxes                                                          1.5             1.4
     ------------------------------------------------------------------------------------------------------
     Total current liabilities                                                       171.8           254.1

     Revolving credit facility                                                          -             21.0
     Bank term loans, less current portion                                           157.7           448.4
     Senior subordinated notes                                                       120.0           350.0
     Accrued pension cost                                                             12.9              -
     Negative goodwill, net                                                            5.6             5.3
     Other liabilities                                                                 1.7             4.2

     ------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                               469.7         1,083.0

     Commitments and contingencies                                                      -               -
     Common stock, $.01 par value, 1000 shares
       authorized, issued and outstanding                                               -               -
     Additional paid-in capital                                                       87.0            87.3
     Notes receivable on capital contribution                                         (0.2)             -
     Accumulated deficit                                                              (5.0)         (101.6)
     Unrealized gain/(loss) on investments                                            (1.1)             -
     Cumulative translation adjustment                                                 0.5            (0.4)

     ------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                                             81.2           (14.7)

     ------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                        $   550.9       $ 1,068.3
     ======================================================================================================

See accompanying notes to consolidated financial statements

DADE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          (UNAUDITED)                        (UNAUDITED)
                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                        SEPTEMBER 30,
(Dollars in millions)                                                1995             1996                 1995          1996
===============================================================================================================================
Net Sales                                                         $ 150.5          $ 214.3              $ 450.5       $ 568.1
-------------------------------------------------------------------------------------------------------------------------------

Operating Costs and Expenses
   Cost of goods sold                                                76.8            108.9                285.5         317.3
   Marketing and administrative expenses                             46.3             67.1                123.9         180.2
   Research and development expenses                                  6.2             12.4                 19.9         126.6
   Goodwill amortization expense (credit)                            (0.4)             1.5                 (1.2)          2.3
   Restructuring and other related items                                -              1.3                    -          12.7

-------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                        21.6             23.1                 22.4         (71.0)

Other Income (Expense)
   Interest expense, net                                             (7.9)           (21.6)               (22.0)        (44.5)
   Other, net                                                         1.1              0.5                  1.5           1.9

-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                    14.8              2.0                  1.9        (113.6)


Income tax expense (benefit)                                          5.4              0.8                  0.6         (42.0)

-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary items                              9.4              1.2                  1.3         (71.6)


Extraordinary items (net of income tax benefit of $14.7):
   Write-off of deferred financing fees                                 -                -                    -         (11.4)
   Premium on purchase of Senior Subordinated Notes                     -                -                    -         (13.6)

-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $   9.4          $   1.2              $   1.3       $ (96.6)
===============================================================================================================================

See accompanying notes to consolidated financial statements

DADE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (UNAUDITED)
                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
(dollars in millions)                                       1995         1996
================================================================================

CASH FLOW PROVIDED (UTILIZED) BY OPERATING ACTIVITIES
Net income (loss)                                             $  1.3    $ (96.6)

Adjustments to reconcile net income (loss) to net cash
  provided (utilized) by operating activities:
   Write-off of in-process research and development               -        98.1
   Depreciation and amortization expense                         2.2       21.5
   Amortization of deferred financing fees                       2.1        3.3
   Amortization of goodwill                                     (1.2)       2.3
   Deferred income taxes                                         0.7      (55.8)
   Restructuring and other related costs                          -        12.7
   Write-off of deferred financing costs                          -        18.1
   Amortization of inventory write-up                           40.4       25.5
   Changes in balance sheet items:
     Accounts receivable                                       (70.2)       8.4
     Inventories, net of amortization for inventory
      write-up                                                   9.4      (12.2)
     Prepaid expenses                                           (1.9)      (5.9)
     Accounts payable and bank overdrafts                       20.3       (5.6)
     Accrued liabilities                                         1.0        1.6
     Other liabilities                                          (3.5)       3.7
     Other                                                      (5.6)        -
--------------------------------------------------------------------------------
Net cash flow provided (utilized) by operating activities       (5.0)      19.1
--------------------------------------------------------------------------------

INVESTING ACTIVITIES

Acquisition of IVD                                                -      (530.6)
Capital expenditures                                           (24.1)     (38.3)
Proceeds from Baxter International Inc.,
 for purchase price adjustments                                 12.2        9.7

--------------------------------------------------------------------------------
Net cash flow utilized by investing activities                 (11.9)    (559.2)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES

Proceeds from sale of net assets held for sale                  (0.4)       9.9
Borrowings under revolving credit facility, net of repayments     -        21.0
Proceeds from issuance of short term notes                        -         8.7
Proceeds from issuance of senior subordinated
 notes, net of repayments                                         -       230.0
Proceeds from bank term loans, net of repayments                30.5      296.5
Deferred financing costs                                          -       (45.7)
Contribution from stockholder                                    1.8        0.3

--------------------------------------------------------------------------------
Net cash flow provided by financing activities                  31.9      520.7
--------------------------------------------------------------------------------

Effect of foreign exchange rates on cash                        (0.1)       0.1

--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents            14.9      (19.3)

--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS

Beginning of Period                                             22.4       27.9

--------------------------------------------------------------------------------
END OF PERIOD                                                 $ 37.3    $   8.6
================================================================================

See accompanying notes to consolidated financial statements

                            DADE INTERNATIONAL INC.
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1.   FINANCIAL INFORMATION, ORGANIZATION AND BUSINESS

Dade International Inc. (the "Company") was incorporated in Delaware in 1994 to effect the December 16, 1994 acquisition (the "Dade Acquisition") of the in vitro diagnostics products manufacturing and services businesses of Baxter Diagnostics Inc. and certain of its affiliates. The Company develops, manufactures and markets diagnostic equipment, reagents, consumable supplies and services worldwide.

The Company is a wholly-owned subsidiary of Diagnostics Holding, Inc. ("Holdings"). Bain Capital, Inc. and GS Capital Partners, L.P., an affiliate of the Goldman Sachs Group, L.P., their respective related investors, and the management of the Company own all of the voting capital stock of Holdings.

The Company acquired (the "Acquisition"), effective May 1, 1996, the world-wide in vitro diagnostics business ("Dade Chemistry") of E.I. du Pont de Nemours and Company (DuPont). As a result, the unaudited consolidated financial statements for the three and nine months ended September 30, 1996 and as of September 30, 1996 are not comparable to the same periods of the prior year.

The unaudited interim financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange
Commission. Accordingly, certain information and footnote disclosures have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year. The results reported for the three and nine months ended September 30, 1996 reflect management's preliminary allocation of the purchase price necessary to record the Dade Chemistry Acquisition. This preliminary allocation is subject to further refinement and adjustment.

Certain previously reported balances have been reclassified to conform to the current presentation.


NOTE 2.   CHANGE IN INTERNATIONAL REPORTING PERIOD

Prior to 1996, the Company's operations outside the United States and Puerto Rico (collectively "International Operations") were consolidated on a one-month delay (e.g., international August 1995 results were reported as September 1995 results) in the consolidated financial statements of the Company. Effective with 1996 reporting, this one month lag for International Operations was eliminated. As a consequence, operating results for the nine-month period ended September 30, 1996 include ten months of International Operations. The Company has designated the month of December 1995 as the "lag month" for purposes of comparability to future periods. International Operations during the lag month produced net sales of approximately $12.3 million and net income of approximately $1.3 million, thus increasing consolidated net sales and consolidated net income by these respective amounts for the nine months ended September 30, 1996.

NOTE 3.    INVENTORIES

Inventories comprise the following:

                         December 31,  September 30,
                             1995          1996
                             ----          ----
                                        (unaudited)
Raw materials              $  21.9        $  34.6
Work in process               34.4           50.3
Finished products             65.7           79.8
                              ----           ----
                           $ 122.0        $ 164.7
                             =====          =====

In connection with the Dade Acquisition and the Dade Chemistry Acquisition, which were recorded in accordance with the purchase method of accounting, the Company's inventories were written-up by $46.0 million and $25.5 million, respectively, at the acquisition dates. Of the $46.0 million Dade Acquisition write-up, $5.6 million was charged to cost of goods sold during the period December 17, 1994 through December 31, 1994. The remaining $40.4 million was charged to cost of goods sold during the period January 1, 1995 through March 31, 1995. The $25.5 million Dade Chemistry Acquisition write-up was charged to cost of goods sold during the three months ended June 30, 1996.


NOTE 4.   DADE CHEMISTRY ACQUISITION

The Dade Chemistry Acquisition was recorded in accordance with the purchase accounting method. Accordingly, the purchase price and the direct costs of the Dade Chemistry Acquisition, which aggregated $530.6 million, were allocated on a preliminary basis to the assets acquired and the liabilities assumed based upon their fair market values at the date of the Dade Chemistry Acquisition. Since the purchase price exceeded the fair market value of the net assets acquired, the residual, aggregating $161.2 million, was recorded as goodwill and is being amortized using the straight-line method over twenty-five years. The results of operations of Dade Chemistry are included in the accompanying unaudited consolidated statements of operations since the effective date of the Dade Chemistry Acquisition. The preliminary allocation of assets and liabilities of Dade Chemistry, as determined in accordance with the purchase method of accounting, are also consolidated in the accompanying balance sheet from the effective date of the Dade Chemistry Acquisition resulting in increases in various balances as compared to December 31, 1995.

A preliminary summary of assets acquired, liabilities assumed and the purchase price paid is as follows:

          Cash consideration             $512.0
          Costs of acquisition             18.6
                                         ------
                                          530.6
          Liabilities assumed              62.9
                                         ------
          Costs of assets acquired       $593.5
                                         ======

The Company's preliminary allocation of the Dade Chemistry purchase price includes $98.1 million of costs attributed to in-process research and development projects which the Company believes have no alternative future use. Accordingly, such costs were expensed upon the consummation of the Dade Chemistry Acquisition. The above allocation is subject to continued updating as the purchase price is finalized with the seller and all acquisition costs are completed.

The Dade Chemistry Acquisition was financed principally by the issuance of $350 million of senior subordinated debt, $510 million of bank debt and approximately $16 million of cash. Of the $860 million of debt proceeds, approximately $146 million was utilized for repayment of previously issued senior subordinated notes and related costs and approximately $154 million was used for the repayment of senior bank debt and accrued interest. An additional $45.7 million was used for debt issuance costs.

The following represents the unaudited pro forma results of operations of the Company and its subsidiaries as if the Dade Chemistry Acquisition had occurred on January 1, 1995 and January 1, 1996, respectively, after giving effect to the following adjustments: write-off of in-process research and development, increased depreciation of property, plant and equipment, increased amortization of intangibles, increased amortization of goodwill, increased interest expense on acquisition debt, refinancing charges, and related income tax effects of these adjustments:


                                   Pro forma nine           Pro forma nine
                                    months ended             months ended
                                 September 30, 1995       September 30, 1996
                                 ------------------       ------------------
     Net sales                           $719.3                   $682.9
                                         ======                   ======

     Loss before extraordinary items     $(70.4)                  $(76.2)
                                         ======                   =======

     Net loss                            $(95.4)                  $(101.2)
                                         ======                   =======

The unaudited pro forma results of operations presented above are not necessarily indicative of the results that would have been obtained if the Dade Chemistry Acquisition had actually occurred on January 1, 1995 and January 1, 1996. The decline in net sales for the nine months ended September 30, 1996 is primarily due to the rationalization of overlapping product lines and product repositioning following the integration of Dade Chemistry. The losses for both periods above are due primarily to the $98.1 million write-off of in-process research and development; 1996 results include $12.7 million of restructuring costs as well as incremental and duplicative expenses associated with the development of stand-alone infrastructure in the areas of information systems, finance and human resources as the Company prepares for the termination of the transition service agreements with Baxter International, Inc. and DuPont. Moreover, the synergistic savings that are expected to be realized as a result of the Dade Chemistry Acquisition and the adjustment for the differences in reporting periods for the Company's International Operations are not reflected in the unaudited pro forma results presented above.


NOTE 5.   REFINANCING

To fund the Dade Chemistry Acquisition, the Company refinanced its existing indebtedness by entering into a credit agreement with a number of banks ("Bank Credit Agreement") which provides for borrowing up to $585 million, and by repurchasing its $120 million 13% Senior Subordinated Notes and issuing $350 million of 11 1/8% Senior Subordinated Notes.

BANK CREDIT AGREEMENT. The Bank Credit Agreement consists of $460 million in term loans and $125 million in a revolving credit facility ("Revolving Credit Facility"). Initial borrowings under the Bank Credit Agreement consisted of $185.0 million of A Term Loans, $90.0 million of B Term Loans, $90.0 million of C Term Loans, $95.0 million of D Term Loans and $50 million of the $125 million under the Revolving Credit Facility. The borrowings under the Bank Credit Agreement are guaranteed by Holdings and the Company's domestic subsidiaries, and are secured by substantially all the domestic assets and certain foreign assets of the Company.

The Term Loans bear interest at floating rates as provided therein and require quarterly payments of interest and provide for scheduled amortization of principal beginning in March 1997. The A, B, C, and D Term Loans mature on December 31, 2001, 2002, 2003 and 2004, respectively.

The Revolving Credit Facility bears interest at floating rates and may be repaid and reborrowed, and carries a commitment fee on the average unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on December 31, 2001.

The Bank Credit Agreement contains various restrictive covenants including restrictions on minimum earnings, capital expenditures and additional indebtedness, as defined therein. Additionally, the Company is required to maintain specified levels of interest rate protection. The Company has purchased a series of interest rate caps under which the Company will receive cash payments from the counterparties if certain indexed rates of interest are exceeded. Premiums paid for the purchase of the caps are capitalized and amortized to interest expense over the life of the caps.

SENIOR SUBORDINATED NOTES. Interest on the 11-1/8% Senior Subordinated Notes due 2006 accrues from the date of issuance and is payable semi-annually on May 1 and November 1, commencing November 1, 1996. The Senior Subordinated Notes are redeemable in whole or in part, at the Company's option commencing May 1, 2001. In connection with the debt refinancing and purchase of the 13% Senior Subordinated Notes due 2005, $18.1 million ($11.4 million net of tax) of deferred financing fees and $21.6 million ($13.6 million net of tax) of premiums were recognized as extraordinary items. The Senior Subordinated Notes are currently subject to an exchange offer for registered notes with identical terms.


NOTE 6.   RESTRUCTURING

During the second quarter of 1996, the Company recorded an $11.4 million charge for restructuring and costs in connection with the Dade Chemistry Acquisition. Additional related costs aggregating $1.3 million were recorded as incurred during the three months ended September 30, 1996. The restructuring plan is designed to decrease costs, increase efficiency and eliminate redundant operations and is expected to produce annual savings and result in the elimination of permanent and temporary positions. Management expects to complete this restructuring within one year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 1995 Annual Report on Form 10-K (Commission file No. 33-90462) contains management's discussion and analysis of the Company's financial condition and results of operations at and for the year ended December 31, 1995. Management's Discussion and Analysis which follows focuses on material changes since that time and should be read in conjunction with the Annual Report on Form 10-K. Relevant trends that are reasonably likely to be of a material nature are discussed to the extent known.

Certain statements included in this document are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income, and cash flow and liquidity. Such forward-looking statements are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic and business conditions, governmental and regulatory policies, and the competitive environment in which the Company operates. These and other risks are detailed below as well as in other documents filed by the Company with the Securities and Exchange Commission.

Overview and Comparability
--------------------------

The Dade Chemistry Acquisition was consummated effective May 1, 1996. This acquisition established the Company as the market leader in the U.S. clinical chemistry segment and the second largest provider to the worldwide clinical chemistry market. The Dade Chemistry Acquisition broadened the Company's product lines providing cross-selling opportunities, strengthened its technology and research and development capabilities, and significantly increased its international presence. However, it was anticipated that as a result of the acquisition, certain product lines would be rationalized or repositioned as they were integrated into Dade's chemistry business; this strategic decision has resulted in lower sales in the chemistry business since the acquisition.

For comparative purposes, the Company's unaudited consolidated balance sheet and statements of cash flows as of September 30, 1996 and for the nine months then ended have been significantly impacted by the Dade Chemistry Acquisition. Additionally, the Company's unaudited consolidated statement of operations has been significantly impacted by certain items related to the Dade Acquisition and by the Dade Chemistry Acquisition as follows:

 .    $25.5 million was amortized to cost of goods sold in the second quarter of
     1996 related to the write-up to the fair market value of work-in-process and finished goods inventory in connection with the Dade Chemistry Acquisition's purchase price allocation.
 .    An $11.4 million restructuring charge was recorded in the second quarter of 1996 to operating expense. Additional restructuring expenses of $1.3 million were recorded in the third quarter of 1996. Approximately $9.4 million of this charge relates to employee severance and relocation costs and $3.3 million relates to other acquisition related initiatives. As of September 30, 1996, approximately $4.6 million was expended against this reserve.
 .    A $98.1 million pre-tax charge to research and development expense was recorded upon consummation of the Dade Chemistry Acquisition in the second quarter of 1996 pertaining to purchase price allocated to in-process research and development projects that have no future alternative use.
 .    Two extraordinary after-tax charges totaling $25.0 million were made in the second quarter of 1996 to record the costs associated with the repurchase of the original 13% Senior Subordinated Notes due 2005 and the write-off of previously deferred financing fees.

 .    $40.4 million was amortized to cost of goods sold in the first quarter of
     1995 related to the $46.0 million non-recurring write-up to the fair market value of work-in-process and finished goods inventory in connection with the Dade Acquisition's purchase price allocation.


RESULTS OF OPERATIONS

Net Sales
---------
Net sales for the three months ended September 30, 1996 increased $63.8 million or 42% and increased $117.6 million or 26% for the nine months ended September 30, 1996, as compared to the respective prior year periods. The increase in net sales for both periods is attributable primarily to the Dade Chemistry Acquisition. In addition, Microscan sales increased $3.1 million during the nine months ended September 30, 1996 over the prior year period due to volume gains while the current quarter's sales were relatively unchanged over the prior year period. Certain Dade Chemistry product lines have been designated as non-core product lines due to product line overlap and strategic repositioning to leverage our strengths for the cardiac market; accordingly, the Paramax and Stratus non-cardiac product lines have been identified as non-core product lines. Sales for these non-core product lines decreased approximately $12.0 million and $36.0 million for the quarter and nine month periods, respectively, over the comparable prior year periods. The change in the reporting period for the Company's international operations added $12.3 million to the sales for the nine months ended September 30, 1996 as compared to the prior year period.


Gross Profit
------------
Gross profit for the three months ended September 30, 1996 increased $31.7 million or 43% over the prior year period. Gross profit for the nine months ended September 30, 1996 increased $85.8 million or 52% over the prior year period. The increase in gross profit for both periods is attributable primarily to the Dade Chemistry Acquisition and increased Microscan sales, offset by lower sales in non-core chemistry product lines as discussed above and a generally more competitive pricing environment. The change in the reporting period for the Company's International Operations added $8.4 million to the gross profit for the nine months ended September 30, 1996 as compared to the comparable prior year period. For the quarter, gross profit as a percentage of sales increased to 49.2% from 48.9% over the comparable prior year period. For the nine months ended September 30, 1996, gross profit as a percentage of sales, after excluding the impacts of purchase accounting, increased to 48.6% as compared to 45.6% in
the comparable prior year period.   Improvements in the gross profit margin
percentages for both periods reflect the impact of manufacturing cost reduction initiatives being implemented by the Company. Management is continuing to assess the Company's overall organization and cost structures and may, as a result of this on-going process, develop future initiatives to increase operating and administrative efficiency and enhance profitability.


Research and Development Expense
--------------------------------
Research and development expense for the three months ended September 30, 1996 increased $6.2 million over the comparable prior year period. For the nine months ended September 30, 1996, research and development expense increased $106.7 million over the comparable prior year period. The increase in the nine month period is primarily attributable to the purchase accounting impact discussed above along with the impact of the Dade Chemistry Acquisition. The increase during the current quarter is primarily attributable to the Dade Chemistry Acquisition. Increased research and development expenditures are supporting initiatives to expand test menus, developing the next generation Dimension Rxl instrument, developing the Platelet Function Analyzer and the new cardiac platform. These increases have been partially offset by the nonrecurrence of molecular biology research expenses (eliminated in early 1996) and lower research and development costs in the Paramax product line.

Marketing and Administrative Expense
------------------------------------
Marketing and administrative expense for the three months ended September 30, 1996 increased $20.8 million or 45% over the prior year period. Marketing and administrative expense for the nine months ended September 30, 1996 increased $56.3 million or 45% over the comparable prior period. The increases for both periods are primarily attributable to the Dade Chemistry Acquisition and incremental and duplicative expenses in the areas of finance, information systems and human resources associated with the establishment of the Company as a stand-alone entity in preparation for the termination of the transition service agreements with both Baxter and DuPont.

Income Taxes
------------
For the three months ended September 30, 1996, the Company recorded a tax provision at an effective rate of approximately 37% and for the nine months ended September 30, 1996, the Company recognized tax benefits at a 37% rate. At September 30, 1996, the Company has a net deferred tax asset of $218.6 million as compared to $138.4 million at December 31, 1995. Management continues to believe that realization of the net deferred tax asset is not dependent on material improvement over the Company's forecast of current levels of consolidated pre-tax income, material changes in the present relationship between income reported for financial and tax purposes, material asset sales or other non-routine transactions.

Other Income (Expense)
----------------------
As a result of the increased level of indebtedness incurred by the Company for the Dade Chemistry Acquisition, offset partially by lower rates on the subordinated notes, interest expense for the three months and nine months ended September 30, 1996 increased $13.7 million and $22.5 million, respectively, over the prior year periods. During the three months ended September 30, 1996, the Company determined that its investment in marketable securities had suffered an impairment in value which was other than temporary and accordingly wrote-down the investment to fair market value and recognized a $2.7 million loss. Also during the current quarter, the Company entered into a settlement agreement in connection with certain patent litigation which resulted in a net gain of $2.8 million.

Net Income
----------
Net income for the three months ended September 30, 1996 was $1.2 million, compared to $9.4 million for the comparable prior year period. For the nine months ended September 30, 1996, the Company recorded a net loss of $96.6 million as compared to net income of $1.3 million for the comparable period of the prior year. The decrease in net income over the three and nine month periods is primarily attributable to higher interest expense along with incremental and duplicative expenses associated with the development of stand-alone infrastructure in the areas of information systems, finance and human resources as the Company prepares for termination of the transition service arrangements with Baxter and DuPont.


LIQUIDITY AND CAPITAL RESOURCES

The Dade Chemistry Acquisition required the complete refinancing of the Company's debt arrangements in order to provide adequate funding for the purchase price of the Dade Chemistry Acquisition and the retirement of the Company's existing obligations. The Company submitted a tender offer for its 13% Senior Subordinated Notes due 2005 which was accepted by all of the holders. The cost of the tender offer to the Company totaled $146.3 million representing all principal, interest and tender premiums paid to holders. In addition, the Company retired all of its existing bank debt. To fund these retirements, the Company entered into the following financing arrangements.

The first, a new bank credit facility, provides for loans up to $585 million comprised of $460 million of amortizing term loans and up to $125 million in a revolving credit facility. On the date the Dade Chemistry Acquisition was consummated, all of the term loans and $50 million under the revolving credit facility were drawn down. Second, $350 million of 11 1/8% Senior Subordinated Notes due 2006 were issued as unsecured obligations of the Company ranking subordinate in right of payment to all senior debt (as defined in such indenture) of the Company. Interest on the notes is payable semi-annually.

The Company's principal liquidity requirements are for working capital, capital expenditures, restructuring activities and debt service.

Total assets increased by $517.5 million during the nine months ended September 30, 1996, due primarily to the Dade Chemistry Acquisition. The Dade Chemistry Acquisition served to significantly increase the accounts receivable, property, plant and equipment, deferred income taxes, goodwill, patents and trademarks and accrued liabilities components of the unaudited consolidated balance sheet. During the first three quarters of 1996, working capital decreased from $219.4 million to $196.0 million primarily due to cash utilized, debt incurred and liabilities assumed in connection with the Dade Chemistry Acquisition. Net assets held for sale decreased from $54.9 million to $45.0 million due to the sale of certain excess real estate.

Capital expenditures of the Company increased to $38.3 million from $24.1 million for the nine months ended September 30, 1996 as compared to the comparable period in 1995. This increase is attributable to investments in the Company's stand-alone infrastructure and instruments placed in customer locations.

Management believes that cash from operating activities, together with available revolving credit facilities will be sufficient to permit the Company to meet its financial obligations and fund all of its operations for the foreseeable future.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings


The Company is a party to a number of legal proceedings. Management believes that there have been no developments of which management is aware in the period covered by this filing relating to the various legal proceedings pending against the Company that would give rise to a liability that would result in a material adverse effect on the Company's conduct of its business, its results of operations or its financial position.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        None.

(b)     Reports on Form 8-K

        None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DADE INTERNATIONAL INC.
                                   -----------------------
                                         (Registrant)



Date:  November 14, 1996           By: /s/  James W. P. Reid-Anderson
                                       ---------------------------------------
                                       James W. P. Reid-Anderson
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer and duly
                                       authorized Officer of Registrant)