Form 10-K
period 1996-12-31
DADE INTERNATIONAL INC
filed 1997-03-28
CIK 942307

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      For the Transition period from to

                         COMMISSION FILE NO. 333-13523

                            DADE INTERNATIONAL INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3949533
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

    1717 DEERFIELD ROAD, DEERFIELD,                  60015-0778
               ILLINOIS                              (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      Registrant's telephone number, including area code: (847) 267-5300

       Securities registered pursuant to Section 12(b) of the Act: None.

       Securities registered pursuant to Section 12(g) of the Act: None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 26, 1997 was approximately zero. At March 26, 1997, there were 1,000 shares of Common Stock outstanding, all held by the registrant's parent, Diagnostics Holding, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

HISTORY

  The predecessor to Dade International Inc. ("Dade" or the "Company"), the Baxter Diagnostics business (the "Predecessor") of Baxter International Inc. ("Baxter"), was established in 1949 as part of the Dade County Blood Bank in Florida. The Predecessor initially distributed its blood products through American Hospital Supply Corporation ("AHS") and was subsequently acquired by AHS in 1956. Building upon its initial blood testing base, AHS initiated extensive research and development efforts and acquisitions to expand into the microbiology, immunochemistry and chemistry markets of the emerging in vitro diagnostic testing industry. From 1983 to 1985, Stratus and Paramax development, which began in the late 1970's, culminated in product introductions into the immunochemistry and clinical chemistry markets, respectively. The MicroScan product line was developed through a series of acquisitions in the early 1980s. In 1985, Baxter acquired AHS.

  In December of 1994, Bain Capital, Inc. ("Bain Capital") and GS Capital Partners, L.P. ("GS Capital") formed Diagnostics Holding, Inc. ("Holdings") and acquired the Predecessor from Baxter (the "Dade Acquisition"), with Dade becoming a wholly-owned subsidiary of Holdings. Since the Dade Acquisition, the Company has made significant progress in implementing and focusing its business strategy. Several new products such as the cardiac marker Troponin-I were launched with strong market acceptance. Dade also entered into a worldwide alliance with TOA Medical Electronics Co. Ltd. ("TOA") to jointly develop and distribute coagulation products. Additionally, two non-core businesses have been divested.

  In May 1996, Dade purchased (the "Chemistry Acquisition") from DuPont its in-vitro diagnostics business ("Dade Chemistry"), which had entered the automated clinical chemistry market in 1968 with the introduction of the first random access automated chemistry analyzer in the world and whose installed base of clinical chemistry instruments is one of the largest in the world.

  Dade, a corporation organized under the laws of Delaware, has its principal executive offices located at 1717 Deerfield Road, Deerfield, Illinois 60015-0778; its telephone number is (847) 267-5300.

INDUSTRY

  In vitro (literally, "in glass") diagnostic ("IVD") tests are conducted outside the body and are used to identify and measure substances in patients' tissue, blood or urine samples which enable physicians to diagnose, treat and monitor patients. The most common IVD tests are traditional clinical chemistry tests such as glucose, cholesterol or sodium measured as part of routine blood checks. Other IVD tests measure bodily functions such as blood clotting ability, fertility and cardiac function, or measure the presence of infections or drugs. The wide range and important nature of these tests have established IVD testing as an integral part of the managed care environment, providing for accurate and timely patient diagnosis and treatment. Increasingly, IVD testing is being recognized as making a significant contribution to improving patient care and lowering total patient costs. As a result, management believes that future growth in IVD testing will be driven by: (i) greater automation in order to achieve more consistent test results at lower costs; (ii) applications for emerging test technologies (e.g., cardiac markers which test for the occurrence of heart attacks); and (iii) demographic shifts such as the aging of the population.

  Dade serves the IVD market with instruments, reagents (compounds and liquids used to perform tests), consumables (primarily disposable reaction vessels, cuvettes, lids, etc.) and services targeted primarily at clinical laboratories. Hospital and reference laboratories tend to use more precise, higher volume and more automated IVD systems. The definitions of the components of the IVD market in which the Companys products compete ("Company Served Markets") are as follows:

  . Clinical Chemistry. Clinical chemistry instrument systems, the highest volume analyzers in most clinical laboratories, are primarily used to test for glucose, cholesterol, sodium and other substances found in large concentrations in the body. These tests are typically run for both routine and emergency patients to help doctors understand the performance of basic bodily functions.

  . Immunochemistry. Immunochemistry instrument systems use targeted antibodies to identify and test enzymes, drugs, hormones and other substances found in relatively small concentrations in the body. Typical immunochemistry tests indicate conditions such as cardiac damage, anemia and pregnancy, or monitor the level of therapeutic drugs in a patient's bloodstream.

  . Microbiology. Automated microbiology instrument systems identify disease-causing bacteria and determine their susceptibility to various antibiotics. Illustrative microbiology tests would include those for strep and staph infections.

  . Hemostasis. Hemostasis instrument systems test blood coagulation
    (clotting) or platelet function. Hemostasis tests are typically run before and during most surgeries or are performed to monitor patients on anti-coagulant therapy.

  . Controls. Controls are used to test instruments for accuracy and consistency. Because of the need for a high degree of accuracy in IVD testing, controls are run daily on most instruments in a clinical laboratory.

  IVD systems are composed of instruments, reagents, consumables, service and data management systems. Instruments typically have a five to ten year life and serve to automate repetitive manual tasks, improve test accuracy and speed results reporting. Reagents are liquid or powder chemical substances that react with the patient sample to produce measurable, objective results. The consumable accessories vary across application segments but are generally items such as sample containers and lids used during test procedures. Both reagents and consumables are typically exclusive to their related instruments (thus, a "closed" system) and, therefore, generate significant ongoing revenues for suppliers. Sample handling and preparation devices as well as data management systems are becoming increasingly important components of the IVD system. Providing a total integrated system solution that is reliable and easy to use creates high switching costs and loyalty among customers who value consistency and accuracy in test results.

  The primary users of IVD products are hospital and reference laboratories. The revenue share of reference laboratories has increased dramatically over the past several years, at the expense of physicians' offices and alternate sites, due to a trend affected largely by the Clinical Laboratory Improvement Amendment of 1988 ("CLIA '88"), legislation which encouraged a higher level of standardization and quality assurance among testing laboratories.

  A number of factors are likely to generate continued growth in the IVD market. Instrument automation trends such as sample handling, sample preparation, and data management systems will improve the consistency and labor costs of IVD testing, thereby enhancing the value component of IVD use. The development of new tests such as alternative cardiac markers will also encourage increased IVD usage in new and/or more frequent applications. An aging population is expected to increase the demand for health care services in general and, despite health care reform initiatives targeted at reducing inpatient stays, hospital inpatient and outpatient visits (at which time the majority of IVD tests are performed) continue to grow.

  IVD products contribute to the overall quality of patient care, particularly where the timeliness and accuracy of diagnosis are critical. For example, IVD testing can be used to identify the incidence of a heart attack. In the United States, a large number of people are admitted each year to hospitals with chest pain, but only a small percentage of this group actually experience a heart attack. The incorrect admissions or, even worse, the incorrect discharges of patients create significant costs for the health care system.

  The value of these tests has established IVD as an integral part of patient care, and IVD has become increasingly important to the overall delivery of cost efficient, high quality health care. At the same time, the cost of IVD products to the laboratory remains a small portion of their overall capital and operating costs.

  In the past several years, management has observed that an increasing number of domestic hospitals have formed into groups known as Health Systems. In general, Health Systems consist of three to ten, or more, local or regional hospitals which have merged or formed joint ventures in order to compete for patients, develop strategic alliances with suppliers, and leverage specialized departments. The formation of these Health Systems presents larger IVD suppliers, such as Dade, with the opportunity to drive standardization of their products across all hospitals in the group. Management believes that successful IVD companies will need to offer a broad product portfolio, anchored by a strong position in clinical chemistry. Additionally, as purchase decisions have become more centralized, the sales process has become more sophisticated. For example, IVD companies increasingly need to demonstrate that their product offering can lower system costs and improve patient outcomes. With its broad portfolio of products and its track record with Health Systems, Dade is ideally suited to take advantage of these trends.

  Management believes that as the IVD market continues to mature, IVD suppliers will need to increase the scale of their operations and broaden the scope of their product lines in order to leverage worldwide sales and, in turn, service and research and development infrastructures. These trends are driving industry consolidation which provides excellent opportunities for leading IVD suppliers like Dade to increase market share and participate in strategic alliances, joint ventures and acquisitions.

OVERVIEW

  The Company is one of the largest suppliers of IVD products and services to clinical laboratories in the United States and the world. Within the Company Served Markets, the Company has strong market positions in five core product segments; clinical chemistry, microbiology, hemostasis, immunochemistry (cardiac testing), and controls.

  IVD tests are conducted primarily in clinical laboratories which generally consist of hospital-based laboratories and reference laboratories (independent of hospitals), the majority of which are Dade customers. Nearly all hospitals require laboratory testing capability due to the "STAT" (non-discretionary testing requiring a turnaround time under two hours), or emergency nature of their diagnostic needs and, therefore, represent a stable, attractive customer base for the Company.

  The Company manufactures and markets a broad offering of IVD products and services which include: (i) instruments (approximately 10% of 1996 sales);
(ii) reagents and consumables (approximately 80% of 1996 sales); and (iii) services (approximately 10% of 1996 sales). The Company's extensive product line is capable of conducting over 500 different types of IVD tests and serves over half of the global IVD market.

  In total, the Company has a worldwide installed base of approximately 21,000 instruments. More importantly, all but one of Dade's instrument systems are "closed" systems, which require the use of Company reagents and consumables in order to run tests. As a result, through its large installed base of instruments, the Company generates an attractive, stable and recurring stream of revenue from reagents, consumables, and service contracts.

  The following details the Company's market positions and strategies in the Company Served Markets:

 Clinical Chemistry Products

  The Company is a leading supplier in the automated clinical chemistry portion of the IVD market. The Company's clinical chemistry product line consists of three primary instrument platforms for clinical laboratories (Dimension, aca, Paramax, and a fourth instrument platform marketed primarily to physicians offices, Analyst). The current installed base of clinical chemistry instruments is approximately 9,000 worldwide.

  Routine clinical chemistry tests measure substances found in large concentrations in patients' blood, urine or other bodily fluids. These substances include cholesterol, glucose, iron and sodium and provide information on a patient's basic bodily functions. As the sensitivity of clinical chemistry instruments has improved, more and more tests traditionally run on immunochemistry instruments have been developed for traditional chemistry instruments, such as those for therapeutic drug monitoring and drugs of abuse screening. This progression of tests to lower the cost of clinical chemistry analyzers allows customers to consolidate the number of instruments in their laboratory and reduce the labor costs associated with operating multiple instruments. The migration of certain immunochemistry tests from competitors' systems represents an attractive growth prospect for Dade due to its large installed base of routine and specialty analyzers.

  On average, hospitals operate two to three clinical chemistry analyzers which serve such roles as STAT, routine, and specialty testing. The routine clinical chemistry analyzer, such as the Paramax or Dimension, is considered the workhorse of the clinical laboratory, accounting for up to 40% of all IVD tests performed in such laboratories. These analyzers are characterized by their high throughput capabilities. Specialty analyzers, such as the aca, are often dedicated to lower volume tasks such as emergencies, off-hours testing, or drug screening. Specialty analyzers are characterized by their ease of use and test menu breadth.

  The clinical chemistry market is relatively mature. In the future, domestic growth is expected to be driven primarily by the expansion of test menus. The market is highly competitive and manufacturers have focused on specific segments by offering analyzers with different throughput and menu capabilities. The Company introduced its newest clinical chemistry instrument, the Dimension RxL, in late 1996. The RxL is targeted at the highest volume laboratories and offers advanced automation and productivity features.

 Immunochemistry Products

  The Company's Stratus system makes it a strong niche competitor in the United States immunochemistry market segment, with a leading position in the cardiac testing segment. Immunochemistry testing relies upon the properties of antibodies and antigens in the immune system as its key detection mechanism. Similar to clinical chemistry testing, immunoassays (immunochemistry tests) measure substances found in blood. Immunoassays are distinct, however, in their ability to measure relatively low concentration substances that are difficult to detect with conventional routine clinical chemistry methods.

  Dade introduced its first immunochemistry analyzer in 1983. The Stratus analyzer currently offers a test menu of over 30 reagents and utilizes a patented tab technology which facilitates one of the fastest test processing times compared to those of competitor's instruments. The current installed base of Stratus analyzers is approximately 4,000 instruments worldwide. Because immunochemistry systems are "closed," sales of reagents are influenced by instrument placements. The Company accelerated the placement of its instruments in the early 1990s by providing Stratus instruments to its customers at no charge in exchange for ongoing reagent revenues. This strategy was subsequently pursued by other competitors and is now considered standard industry practice.

  The immunochemistry market is highly competitive. Stratus, however, has been repositioned to compete in the cardiac testing niche of the immunochemistry market because its instrument system currently provides the fastest response time for cardiac testing. Cardiac tests facilitate a physician's diagnosis of heart attacks or other forms of heart muscle damage by measuring blood markers such as CK-MB, Troponin-I and myoglobin. Demand for Dade's new Troponin-I assay has grown rapidly since its introduction in August 1995. Clinical data and market research indicate that Troponin-I will likely replace CK-MB as the standard for the detection of heart muscle damage.

  The Company believes there is significant value in properly screening people entering a hospital for chest pains. In the United States, approximately five million people each year are admitted to a hospital with chest pains, but only a small percentage of these people actually suffer a heart attack. The incorrect admissions or, even worse, the incorrect discharges of patients creates significant costs for the health care system. Through the use of the Company's battery of cardiac tests, heart attacks can be more accurately identified.

  In the future, the Company plans to continue to emphasize specific niche segments, especially cardiac, where it has established a market presence and where it can market its instruments throughput and turnaround capabilities. To this end, the Company is working on a new point-of-care cardiac specific platform.

 Microbiology Products

  Through its MicroScan product line, the Company has a worldwide leadership position in the identification/minimum inhibitory concentration ("ID/MIC") microbiology products market. Microbiology systems are "closed", meaning that reagents and consumables can only be used on the instruments for which they were produced. Growth in the microbiology testing market has been driven primarily by advances in automation, the complexity of various microbes, and the increasing resistance of microbes to antibiotics. Worldwide, MicroScan has approximately 3,600 instrument installations.

  Microbiology laboratories use ID/MIC products to identify infection-causing bacteria (e.g., strep and staph) and to determine the minimum concentration of antibiotic (e.g., erythromycin and ampicillin) necessary to inhibit or kill the bacteria. This information is critical to the optimum management of patient therapy. MicroScan manufactures and markets both manual and automated ID/MIC products. MicroScan's premier instruments are the WalkAway(R)-40 and the WalkAway(R)-96, fully automated instruments that use patented dry reagent panel technology to conduct bacterial identification and susceptibility testing at the same time.

  During 1996, the Company continued to implement its strategy of seeking growth internationally by entering the German market, and by releasing new products in Japan. Germany represents an attractive opportunity for the Company due to the combination of an advanced health care sector, a sizable population and a low penetration of automated microbiology systems. In the United States, MicroScan continued to secure business through the promotion of its Rapid Panels, which produce results sooner than competitive systems, and through the placement of pharmLINK systems. The pharmLINK system was enhanced in 1995 by a strategic alliance with SIMKIN. SIMKIN is a pharmacokinetic software package which suggests dosage changes based on patient specific information (e.g., gender, age, weight, etc.). Combined with pharmLINK's antibiotic monitoring capabilities, the two software packages provide pharmacists, microbiologists and physicians with better information for the management of antibiotic therapy. In addition to more focused disease treatment, the system allows for more accurate tracking of oral vs. IV and brand-name vs. generic antibiotics. Because antibiotics can represent a significant portion of a typical hospital's drug budget, the potential for cost savings will continue to drive the use of pharmLINK as an important data management tool.

  In the future, the Company expects to continue to aggressively develop international markets and solidify its base in the United States. In addition, the Company has begun work on the WalkAway with a focus on reducing costs, improving ease of use and developing significant enhancements to its existing data management software. As hospitals outside the United States continue to develop the necessary information systems infrastructure, the Company expects to enhance international growth by developing new versions of pharmLINK that are specific to a country's needs.

 Hemostasis Products

  Dade is a well recognized and respected name in the hemostasis market segment of the IVD industry. The introduction of some of Dade's products approximately 40 years ago helped to pioneer the IVD testing industry. The Dade Hemostasis product line is a leader in both domestic and worldwide hemostasis markets. Hemostasis testing measures a patient's ability to form and dissolve blood clots, a critical factor in the stabilization of the cardiovascular system. These tests are typically performed before and during surgical procedures. Hemostasis testing is also essential in post-surgical treatments for patients with cardiovascular disorders (e.g., monitoring treatments to "thin" the blood) and for patients with coagulation disorders (e.g., hemophilia).

  Recent hemostasis market growth has been influenced primarily by the number of surgical procedures performed. Additional market growth is expected to come from new hemostasis tests which accurately measure blood clotting and provide for improved patient treatment.

  The hemostasis product line consists of reagents, instruments and associated consumables. The Company offers over 30 routine and specialty coagulation tests. Unlike most other product areas served by the Company, hemostasis instrument systems are generally "open" systems, meaning that customers can use reagents from a number of vendors with instruments manufactured by other vendors. Primarily for this reason, the Company sells third-party instruments rather than incurring costs to develop instruments internally. In July of 1994, the Company's former hemostasis instrument supplier, terminated its relationship with Dade. In March of 1995, Dade signed a new supply agreement with TOA, a major global manufacturer of hematology and hemostasis equipment and a recognized leader in product innovation. TOA began shipping its hemostasis instruments to Dade in July 1995, and the instrument line has been well accepted by customers. Management believes that its customers perceive Dades Hemostasis reagents as premium quality products and value the broad portfolio of products offered by the Company. Dade's worldwide installed base of hemostasis instruments is approximately 4,500.

  Dade is committed to innovation and product quality and offers a broad hemostasis product line with high lot-to-lot consistency in its reagents. This position has allowed Dade to commit significant resources to research and development into products such as the Platelet Function Analyzer ("PFA"), a new closed system which provides more precise and consistent measurement of patient blood clotting functions in a less invasive and less time consuming manner than conventional testing procedures.

 Control Products

  Dade is also a well recognized and respected name in the controls segment of the IVD industry. Dade developed the first commercially available control reagents in 1951 and has since maintained its reputation as a quality-assurance leader. Controls are used by laboratory technicians to assess the accuracy and precision of equipment. Tests are performed using controls (solutions formulated to specific, standardized values) to determine whether instruments are producing results valid within a statistically acceptable range.

  The Company's Total Quality Controls ("TQC") product line includes controls for use in the hemostasis, clinical chemistry and immunochemistry segments, as well as controls-related quality assurance programs ("QAPs"). These programs are sophisticated statistical database systems that aid a laboratory in monitoring and maintaining the accuracy and precision of testing over time. Dade's QAPs enable users to monitor and compare system tests results with those obtained by thousands of other laboratories using similar systems around the world. With over 10,000 Dade QAP participants, the Company possesses the world's largest inter-laboratory peer group database.

  Dade has traditionally focused on developing controls primarily for its own installed base of instruments. In 1995 however, the Company began an aggressive campaign to seek new business by soliciting manufacturers for OEM opportunities and developing customer compliance programs for non-Dade instruments. In 1995, this resulted in an exclusive controls supply relationship with Columbia/HCA and an OEM relationship with a European supplier of clinical chemistry analyzers.

  Many IVD instrument companies view controls manufacturing as non-strategic and often have a low share of their own instrument base. Dade management, however, estimates that, due to its strong history of controls manufacturing, its controls are used by approximately 75% of its customers in the immunochemistry and hemostasis markets. Management, however, estimates that Dade controls are currently used on less than one-third of Dade's domestic installed base of clinical chemistry instruments. The further migration of existing customers to Dade controls represents a clear growth opportunity for the Company.

  The Company plans to continue to strengthen its business through: (i) the migration of existing customers to Dade controls; (ii) the aggressive pursuit of new OEM business; (iii) the development of specialty controls for each of the main IVD segments; and (iv) the establishment of exclusive supplier arrangements to Health Systems.

 Other Product Lines

  Immunohematology. Dade's immunohematology and related products are typically used by hospital laboratories and blood donor centers to classify blood products for use in transfusion procedures. The Dade

Immunohematology line consists of immunohematology reagents and laboratory equipment such as cell washers and automated centrifuges. This product line has suffered from increased competition in recent years due to a new, simpler testing procedure.

  Integrated Services Division. The Company believes its Integrated Services Division ("ISD") organization is the largest service organization in the industry with over 850 product and service specialists worldwide. This organization provides in-warranty and out-of-warranty service on Dade's 21,000 instruments and provides service on a third-party basis to other medical instrument companies. All of the Company's field service personnel are trained in the technical aspects of one or more of the Company's major instrument systems.

  In the United States, this field service organization provides rapid (usually within six hours), on-site service to the Company's entire customer base. The Company also maintains a telephone-based, in-house technical support and customer service group of over 150 people to provide troubleshooting and other user help, which leverages the higher cost of on-site service.

  Third Party Product Distribution and Royalties. The Company distributes various products for third-party manufacturers in select international markets where it can leverage its existing distribution network. The Company receives a recurring stream of royalty revenues from third-parties related primarily to certain intellectual property assets.

RESEARCH AND DEVELOPMENT

 Overview

  The Company maintains an active research and development program focused on the development and commercialization of products which both complement and update its existing product offerings. Within the IVD industry, the Company has established a track record of innovation and timely product introduction. In each of its core product lines, research and development was instrumental in the development of key technologies which have helped to create strategic product advantages. At December 31, 1996, there were approximately 450 employees involved in the Company's product development efforts.

  While management may adjust research and development levels to reflect the changing dynamics of the IVD industry, new product development will remain an important focus for continued growth and enhanced profitability. In order to maximize growth and enhance profitability, research and development activities are grouped into three primary categories: test menu development, next generation platform development and niche platform development.

 Test Menu Development

  Once the Company places an instrument, the development of new reagents to conduct additional tests represents a highly leveraged growth opportunity. The Company's large installed base of approximately 21,000 instruments thus represents significant potential for the Company's new reagent development efforts. New reagents such as PSA and free T4 for the aca Plus, immunoassays for thyroid function, anemia and cardiac damage for the Dimension RxL, new and expanded panels for the Microscan Walkaway along with improvements of existing reagents will continue to receive significant developmental effort.

 Next Generation Platform Development

  The Company is committed to enhancing its current instrument line. Management believes that clinical laboratories are increasingly looking to IVD suppliers to help them reduce labor costs, the largest cost component in the laboratory. Among the activities that drive labor costs are sample preparation, instrument setup, throughput and maintenance, manual data entry and manipulation, and the verification and reporting of results.

  The Company is currently working on a next generation Dimension clinical chemistry system that will incorporate the capability to perform immunoassays along with routine clinical chemistry methods. This is a significant step toward workstation consolidation and enhanced productivity for the laboratory.

  As additional enhancements to this next generation clinical chemistry instrument, the Company is currently investing in on-the-instrument automated centrifuge technology to reduce excess sample handling and transportation time, enhanced Data Fusion software to allow seamless communication of results between the instrument and the laboratory information system and simplified on-board specimen management to improve reliability.

 Niche Platform Development

  In addition to improvements in the existing portfolio of instruments, the Company continues to seek out new growth opportunities through the focused development of certain niche instruments. Such products include the recently introduced PFA. Though platelet function can be measured today, current tests have a number of disadvantages: they are manual and invasive, involve significant sample preparation time, measure only partial platelet function and are difficult to reproduce and standardize. The PFA automates the testing of platelet function and provides a quantifiable measurement of platelet function. Like most IVD instrument systems, the PFA is a closed system that uses proprietary reagents and consumables designed exclusively for this instrument. Another important new platform currently under development is a cardiac-specific analyzer designed for the immediate identification of heart attacks in patients with chest pain. This new system will use whole blood and is designed for use in the emergency room and other point of care locations, where speed of results is critical.

CUSTOMERS

  The Company has a broad customer base that includes primarily hospital and reference laboratories. Though the Company sells worldwide and maintains a substantial international presence, its sales are concentrated in the United States hospital market. No end-user customer represents more than 4% of the Company's sales.

SALES, DISTRIBUTION AND MARKETING

  The Company employs over 900 people in its worldwide sales group, comprised of approximately 700 field sales representatives and managers and approximately 200 clinical application specialists ("CASs"). Field sales representatives are the traditional salesforce and are organized by product line. The 115 CASs provide troubleshooting in the field, customer training, and conduct workshops and seminars. The CASs are also organized by major product lines.

  In the United States, the Company maintains sales offices in seventeen cities. The Company maintains twenty additional sales offices internationally and has main offices in the following cities: Barcelona, Brisbane (Australia), Brussels, Dubai, Duedingen (Switzerland), Milan, Munich, Paris, Tokyo and Toronto.

  Approximately 400 of the field salesforce is domestic. In the United States, this sales organization works closely with the Company's chief domestic distributor, Allegiance Healthcare Corporation ("Allegiance", Baxter's distributor successor), whose approximately 400 highly trained distribution professionals are capable of generating sales leads and important interactions with hospital decision makers. Together with the Company's domestic field salesforce, these individuals represent a sizable 800 person team, that is capable of developing strong relationships with thousands of customers. In addition to sales prospecting, Allegiance also provides routine distribution and delivery functions such as order entry, invoicing, customer service, database management and physical warehousing and delivery. Chemistry products are sold directly to customers in the U.S. without an intervening distributor.

  In addition to its worldwide sales group, the Company employs approximately 300 marketing personnel worldwide with extensive knowledge and understanding of industry issues, market trends, customer needs and competitive dynamics.

INSTRUMENT PLACEMENTS

  The Company's instruments range in retail price from $20,000 to $110,000. Approximately one-third of the Company's instrument placements in 1996 were sold to customers, approximately one-third were sold to third-party lessors and the remainder were financed directly by the Company.

  The Company offers customers a variety of financing options designed to offset the large up-front capital outlay necessary to purchase an IVD instrument. The two most common financing methods are (i) third-party capital leases, in which a third party purchases the instrument from the Company and in turn leases such instrument to the customer via a capital lease agreement; and (ii) reagent rental agreements in which Dade retains title to the instrument and recoups the cost via premiums on its reagents.

  In addition to reagent rental expenditures, the Company will, in certain circumstances primarily involving the Stratus product line and certain European countries, provide customers with instruments at no charge in exchange for ongoing reagent revenues, a practice commonly referred to in the industry as "seeding." Management's decision to reposition the Stratus product line as a niche cardiac product line has resulted in a decreased level of seeding. The Company believes it has a competitive advantage in the cardiac test segment, and, therefore does not need to engage in extensive instrument seeding for the cardiac product line.

INTELLECTUAL PROPERTY

  The Company owns over seven hundred United States and foreign patents, and has hundreds of patent applications currently pending in the United States and abroad. These patents and patent applications cover a broad base of technology relating to the Company's Dade, MicroScan, Stratus, Analyst, and Dimension and aca product lines as well as technology which has yet to be commercialized. The Company also licenses certain patents and other intellectual property rights from third parties. In addition to its extensive patent portfolio, the Company possesses a wide array of unpatented proprietary technology and know-how.

  The Company owns approximately five hundred United States and foreign registered trademarks, and service marks, including the Company's well-known and respected Dade(R), MicroScan(R), Stratus(R), Paramax(R) and Dimension(R) brand names. In addition, the Company has numerous applications for registration of trademarks and service marks pending in the United States and abroad. The Company also owns several United States copyright registrations.

  In the aggregate, these patents, patent applications, trademarks, copyrights and licenses are of material importance to the Company's business. However, the Company believes that no single patent, trademark or copyright (or related group of patents, trademarks or copyrights) is material in relation to the Company's business as a whole. The loss of any single license would not have a material adverse effect on the Company's business, except for the non-exclusive license granted by Hybritech Inc. to the Predecessor (now assigned to the Company) for Hybritech's tandem patent which license has been granted for the life of the patent. Hybritech's tandem patent expires in August 2000 in the United States and expires between August 2001 and August 2003 in various countries other than the United States.

EMPLOYEES

  As of December 31, 1996 the Company had approximately 5,550 full-time and part-time employees, 4,400 in the United States (including Puerto Rico), 600 in Europe, 130 in Japan and 420 in other locations around the world. The Company has no collective bargaining agreements with any unions and believes that its overall relations with employees are satisfactory.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

  The Company is subject to federal, state, local and foreign environmental laws and regulations and is subject to liabilities and compliance costs associated with the handling, processing, storing and disposing of hazardous substances and wastes. The Company's operations are also subject to federal, state, local and foreign occupational health and safety laws and regulations. The Company devotes resources to maintaining environmental compliance and managing environmental risk and believes that it conducts its operations in substantial compliance with applicable environmental and occupational health and safety laws and regulations. Nonetheless, from time to time, the operations of the Company may result in noncompliance with environmental or occupational health and safety laws or liability pursuant to such laws. The Company does not expect to incur material capital expenditures for environmental controls in the current or succeeding fiscal year.

  In connection with the Dade Acquisition, Baxter agreed to retain responsibility for, and indemnify Dade from and against, certain environmental matters. In connection with the Chemistry Acquisition, DuPont agreed to retain responsibility for, and indemnify the Company from and against, certain environmental matters. The more significant of these indemnified matters are described below. Notwithstanding these contractual agreements, the Company could be pursued in the first instance by governmental authorities or third parties with respect to certain indemnified matters, subject to the Company's right to seek indemnification from Baxter or DuPont. Management does not currently believe that any such matter will have a material adverse effect on the business or financial condition of the Company.

  The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws, impose retroactive, strict, joint and several liability with respect to certain releases or threatened releases of hazardous substances. In particular, CERCLA can impose liability as a result of waste disposal at a location that later requires cleanup. The Company did not assume any liabilities for offsite waste disposal by Baxter prior to the Dade Acquisition or offsite waste disposal by DuPont prior to the Chemistry Acquisition. Nonetheless, the Company could in the future be held liable for waste disposal by the Company. To date, the Company has not received notice of any such liability.

  Prior to the Dade Acquisition, Baxter conducted certain environmental investigatory and/or remedial work at the Dade East facility in Miami, Florida (a soil investigation in a parking lot area and organic chemical-related groundwater remediation elsewhere on site). Baxter submitted its investigation results to the Dade County environmental agency and received a determination that no further action is required. In both cases, Baxter, in connection with the Dade Acquisition, has agreed to complete and bear the cost of all required investigatory, remedial and monitoring work and to indemnify Dade for, or bear the cost of, both issues and against any associated liabilities. There are certain limitations to Baxter's obligation to indemnify Dade for, or bear the cost of, these issues, as follows: (i) Baxter will not indemnify Dade for, or bear the cost of addressing, preexisting contamination exacerbated through the negligence or willful misconduct of Dade; and (ii) Baxter will not indemnify Dade for claims brought against Dade by third parties arising from these matters after December 20, 1999.

  Prior to the Chemistry Acquisition, DuPont discovered groundwater contamination at its Glasgow Business Community, a portion of which is owned by the Company, and at its Newtown, Connecticut facility, a portion of which is leased by the Company. To the Company's knowledge, none of the contamination at Glasgow is located within the parcel owned by the Company and none of the contamination at Newtown is located within the portion leased by the Company. With respect to Glasgow, DuPont installed, and continues to operate, a groundwater treatment system. With respect to Newtown, at the direction of the state of Connecticut, DuPont conducts groundwater monitoring and has supplied nearby residences with the municipal water supply. The terms of the Chemistry Acquisition Agreement provide that DuPont shall retain responsibility for, and indemnify the Company without limitation from and against, both of these groundwater contamination matters. Accordingly, the Company expects that no expenditures will be made by the Company with respect to these matters.

ITEM 2. PROPERTIES.

  The Company provides its customers with high quality products by controlling each stage of production. The Company manufactures products in nine locations, (six in the continental United States, one in Puerto Rico, and two in Switzerland), with total plant area approximating 1.4 million square feet (including administrative areas housed at plant sites). Dade Hemostasis and Paramax reagents as well as TQC products are manufactured in Puerto Rico and Miami; MicroScan reagents and instruments are manufactured in Sacramento, California, Stratus reagents are manufactured in Miami, Florida and Immunohematology products are manufactured in Duedingen, Switzerland. Dade Chemistry manufactures products in Glasgow, Delaware and Newtown, Connecticut.

  Below is an overview of the Company's manufacturing facilities:

                                                            FLOOR
                                                          AREA (SQ.
      LOCATION                               NO. OF SITES   FT.)    OWNED/LEASED
      --------                               ------------ --------- ------------
      Aguada, Puerto Rico...................       1        115,300    Leased
      Duedingen, Switzerland................       2        184,700   1 Owned
                                                                      1 Leased
      Miami, Florida........................       2        420,900    Owned
      Sacramento, California................       2        236,900   1 Owned
                                                                      1 Leased
      Glasgow, Delaware.....................       1        447,000    Owned
      Newtown, Connecticut..................       1         22,000    Leased
                                                 ---      ---------
                                                   9      1,426,800
                                                 ===      =========

ITEM 3. LEGAL PROCEEDINGS.

  The Company is the licensee of a third-party patent application that is currently involved in an interference proceeding filed on December 15, 1993 in the United States Patent and Trademark Office (Nemerson v. Edgington, Interference No. 103,203). The interference proceeding relates to patent protection of human recombinant tissue factor (hrTF), which is used in the Company's Innovin(R) product to determine a patient's ability to clot blood. Although current sales of Innovin(R) are immaterial, the Company expects sales of Innovin(R) to increase in the future. A negative determination in the pending patent interference proceeding could adversely impact the Company's use of this licensed technology and its ability to market the Innovin(R) product in the United States, potentially resulting in a material adverse effect on the Company's business prospects.

  In October 1994, management of the Predecessor became aware that the diagnostics division of Baxter's Italian subsidiary had come under scrutiny as a part of an industry-wide investigation into business practices by diagnostic equipment suppliers. Management of the Company's Italian subsidiary believe that the Company has taken no actions related to the investigation that would be subject to any reasonable criticism. Based on the Company's current understanding of the facts and circumstances surrounding the investigation by the Italian authorities, the Company does not believe that the outcome of this investigation will have a material adverse effect on the Company's business or operations.

  The Company is also involved in a number of legal proceedings arising in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

  None.

ITEM 6. SELECTED FINANCIAL DATA.

  Set forth below are selected historical financial data of the Predecessor and the Company as of the dates and for the periods shown. The selected historical financial data as of December 31, 1994, December 31, 1995 and 1996, for the period from December 17, 1994 through December 31, 1994 and for the two years ended December 13, 1996 were derived from the Company's financial statements, which were audited by Price Waterhouse LLP, and which, except for data as of December 31, 1994, are included elsewhere in this Form 10-K. The selected historical financial data for the period from January 1, 1994 through December 16, 1994 were derived from the Predecessor's financial statements, which were audited by Price Waterhouse LLP, and are included elsewhere in this Form 10-K. The selected historical financial data as of December 31, 1992 and 1993 two years ended December 31, 1993 were derived from the Predecessor's financial statements, which were audited by Price Waterhouse LLP and which do not appear in this Form 10-K. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Form 10-K.

                             THE PREDECESSOR(1)                     COMPANY(1)
                          ------------------------- -------------------------------------------
                                        PERIOD FROM PERIOD FROM PERIOD FROM
                                         1/1/94 TO  12/17/94 TO  1/1/94 TO
                           1992   1993   12/16/94   12/31/94(2)  12/31/94   1995(2)(3) 1996(6)
                          ------ ------ ----------- ----------- ----------- ---------- --------
                                                  (DOLLARS IN MILLIONS)
Net sales...............  $683.3 $690.2   $650.6      $ 19.0      $669.6      $614.3   $  795.8
Cost of sales...........  $401.8 $420.8   $391.4      $ 18.6      $410.0      $368.6   $  444.1
Gross profit............  $281.5 $269.4   $259.2      $  0.4      $259.6      $245.7   $  351.7
Marketing and
 administration
 expenses...............  $183.9 $179.2   $173.2      $  2.4      $175.6      $171.1   $  255.5
Research and development
 expenses...............  $ 53.2 $ 47.2   $ 33.4      $  1.1      $ 34.5      $ 26.5   $  138.0
Goodwill amortization
 expense (credit).......  $  2.7 $  2.6   $  2.6      $ (0.1)     $  2.5      $ (0.4)  $    3.3
Restructuring and
 downsizing costs(4)....  $  --  $ 30.2   $  --       $  --       $  --       $  --    $   15.0
Income (loss) from
 operations.............  $ 41.7 $ 10.2   $ 50.0      $(3.0)      $ 47.0      $ 48.5   $ (60.1)
Extraordinary items.....  $  --  $  --    $  --       $  --       $  --       $  --    $ (25.0)
Cumulative effect of
 change in accounting
 principles(5)..........  $(5.7) $(3.3)   $  --       $  --       $  --       $  --
Net income (loss).......  $ 22.1 $(1.9)   $ 35.8      $  1.9      $ 33.9      $ 12.7   $(105.3)

                                                        DECEMBER 31,
                                            ------------------------------------
                                             1992   1993   1994   1995    1996
                                            ------ ------ ------ ------ --------
Total Assets............................... $734.9 $710.6 $696.2 $550.9 $1,008.8
Long-term liabilities...................... $ 40.4 $ 37.9 $300.3 $297.9 $  807.9

--------
(1) The financial data of the Predecessor and the Company were prepared on different bases of accounting.

(2) Financial data for the period from December 17, 1994 to December 31, 1994 and for the year ended December 31, 1995 exclude the results of the Bartels and Burdick & Jackson product lines, which have been reflected as "Net assets held for sale."

(3) The Company's stockholder's equity and net loss for the period December 17, 1994 through December 31, 1994 includes a non-recurring pre-tax charge relating to the application of purchase accounting for a partial write-off of $5.6 million (after-tax impact of $3.4 million) to cost of goods sold related to the write-off of the $46.0 million of allocated purchase price made to record acquired finished goods and work-in-process inventory at fair market value. The Company's stockholder's equity and net income for the year ended December 31, 1995 include the non-recurring pre-tax write-off of the remaining $40.4 million (after-tax impact of $24.2 million) of the inventory write-up discussed above.

(4) In 1993, Baxter undertook a restructuring effort, charging the Predecessor with $30.2 million for downsizing its sales, general and administrative, instrument manufacturing and non-strategic research and development staffs in an effort to reorganize the businesses into a single operating division. In 1996, a $15.0 million restructuring charge was recorded related to a plan to eliminate redundancies and rationalize production capacity in connection with the Chemistry Acquisition.

(5) In 1992, Baxter recorded a $5.7 million after-tax charge related to the Predecessor for the cumulative effect of adopting SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", and, in 1993, Baxter recorded a $3.3 million after-tax charge related to the Predecessor for the cumulative effect of adopting SFAS No. 109 "Accounting for Income Taxes."

(6) The net loss for the year ended December 31, 1996 reflects the following pretax charges resulting from the application of purchase accounting for the Chemistry Acquisition related to the following: (i) the write-off to cost of goods sold of the $24.8 million of allocated purchase price made to record acquired finished goods and work-in-process inventory to fair market value, (ii) $98.1 million charge to research and development expense for acquired in-process research and development projects which do not have alternative applications or separable economic value. Additionally, the net loss for the year ended December 31, 1996 includes a $9.5 million pretax, non-cash charge for excess spare parts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This information should be read in conjunction with the Consolidated Financial Statements included herein. Certain statements included in this discussion are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income levels, and cash flow and liquidity. Such forward-looking statements are based on Management's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from the results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to domestic and international economic and business conditions, governmental and regulatory policies, and the competitive environment in which the Company operates.

COMPARABILITY

  Comparisons drawn from the Company's Consolidated Financial Statements for 1994-1996 are impacted by the Dade Acquisition effective December 16, 1994 and by the Chemistry Acquisition effective May 1, 1996. Both of these acquisitions were accounted for under the purchase method and accordingly their respective results have been included in the Consolidated Financial Statements from the date of purchase. Certain significant purchase accounting related and other items impacting comparability include:

 . A $24.8 million charge was recorded to cost of goods sold during 1996 related to the write-up to the fair market value of work-in-process and finished goods inventory in connection with the purchase price allocation for the Chemistry Acquisition.

 . A $15.0 million restructuring charge was recorded in 1996 to operating expense in connection with a restructuring plan designed to lower operating costs, increase efficiency and eliminate redundant operations.

 . The Company recorded a $98.1 million charge to research and development expense upon consummation of the Chemistry Acquisition pertaining to purchase price allocated to in-process research and development projects that have no alternative future use.

 . Two extraordinary charges totaling $25.0 million after-tax were made in 1996 to record the costs associated with the repurchase of the original 13% Senior Subordinated Notes due 2005 and the write-off of previously deferred financing fees.

 . $40.4 million was charged to cost of goods sold in 1995 related to the $46.0 million non-recurring write-up to the fair market value of work-in-process and finished goods inventory in connection with purchase price allocation for the Dade Acquisition.

 . A $9.5 million charge to cost of goods sold was recorded in 1996 to establish a reserve for excess inventories related to the Paramax product line. This non-cash charge was a direct result of the Chemistry Acquisition and the decision to designate the Paramax product line as non-core.

 . The elimination of the reporting period lag for the Company's international operations added $12.3 million to the sales for the year ended December 31, 1996. The change in reporting period did not significantly impact earnings.

 . In connection with the Dade Acquisition, all non-current assets as of December 16, 1994 were reduced to zero and negative goodwill was recorded.

 Results of Operations

  1996 Compared to 1995

  Net Sales for 1996 were $795.8 million, an increase of $181.5 million or 29.5% over 1995. The increase was attributable primarily to the Chemistry Acquisition (particularly the Dimension system), which added $228.6 million of revenues during the eight months of ownership in 1996. The growth in net sales was also supported by the Company's other core product lines: microbiology, immunochemistry, hemostasis and TQC. Sales of the Stratus cardiac immunochemistry product line showed significant strength increasing $15.4 million or 36.4% over 1995. In connection with the Chemistry Acquisition, the Paramax and Stratus non-cardiac product lines were designated as non-core due to product line overlap and to better position and leverage the Company's product offerings in the cardiac market. Sales of these two non-core product lines declined in 1996, with combined sales slipping by $61.5 million from 1995 levels. Also impacting sales in 1996 was the adverse impact of foreign currency exchange as the U.S. dollar strengthened against most other currencies; the impact in 1996 was to reduce sales by $6.0 million.

  Cost of sales increased $75.5 million or 20.5% from 1995 to 1996. Excluding the non-recurring impacts of the purchase accounting inventory step-ups in 1995 and 1996, and the impact of the Paramax inventory reserve, the increase was $81.6 million. Gross margins, after giving effect to the above adjustments, increased from 46.6% in 1995 to 48.5% in 1996. The increase in gross margins is attributable to the Chemistry Acquisition and successful initiatives in 1996 to reduce manufacturing costs, offset partially by a competitive pricing environment and higher levels of depreciation expense.

  Marketing and administrative expenses increased by $84.4 million or 49.3% in 1996 as compared to 1995. The majority of this increase is related to the Chemistry Acquisition, with the balance due to incremental and duplicative expenses incurred to establish stand-alone finance, information systems and human resources functions, as the Company prepared for the termination of the transition services arrangements with Baxter and DuPont.

  Research and development expenses increased 50.6% to $39.9 million during 1996, net of the $98.1 million non-recurring write-off of in-process research and development projects related to the Chemistry Acquisition. This increase is attributable to eight months of incremental research and development for the Chemistry product line. Significant research and development expenditures in 1996 supported the development of the next generation Dimension RxL instrument, the Platelet Function Analyzer and a new cardiac instrument platform. Lower research and development expense levels were incurred related to the de-emphasized Paramax product line.

  During 1996, the Company accrued restructuring charges of $15.0 million in connection with a restructuring plan designed to lower operating costs, increase efficiency and eliminate redundant operations. Additional restructuring reserves of $15.0 million were established through the allocation of the Chemistry Acquisition purchase price. The plan includes actions to close two production facilities, reorganize the domestic field service function, downsize operations in Canada, and eliminate international management and marketing organizational redundancies. A total of 718 positions were identified for elimination as part of these actions, which are expected to be substantially completed in 1997.

  Interest expense for the year ended December 31, 1996 was $65.6 million as compared to $30.8 million for 1995. The increase is related to the eight months of increased indebtedness incurred by the Company to finance the Chemistry Acquisition. Partially offsetting the higher borrowing levels was the impact of lower rates on the Company's 11 1/8% subordinated notes as compared to the 13% notes outstanding during 1995.

  Other Income in 1996 includes a $2.7 million loss from a write-down of an investment in marketable equity securities, a gain of $2.8 million related to the settlement of a patent litigation matter, a loss on the sale of "Net assets held for sale" of $2.8 million and foreign currency transaction gains of $1.4 million.

  Income tax benefit of $45.4 million (an effective rate of 36.1%) was recorded for 1996. The Company's pretax loss of $125.7 million was primarily caused by the purchase accounting adjustments related to the Chemistry Acquisition as described above. At December 31, 1996 the Company had a net deferred tax asset of $214.7 million. In assessing the value of the deferred tax asset, management has analyzed the Company's forecast of future taxable income by jurisdiction and other relevant factors and concluded that recoverability of the net deferred tax asset is more likely to occur than not. The realization of the deferred tax asset is not dependent upon material improvement over the Company's forecast level of pre-tax income, significant changes in the current relationship between income reported for financial and tax purposes, or material asset sales or other transactions not in the normal course of business.

  In connection with the refinancing required for the Chemistry Acquisition, a premium was paid to retire the senior subordinated notes and previously deferred financing fees were written off. An extraordinary, net of tax loss of $25.0 million was recorded in the second quarter to reflect the impact of these transactions.

  For the year ended December 31, 1996 the Company had a net loss of $105.3 as compared to net income of $12.7 million in 1995. The net loss was due to the impacts of purchase accounting, increased interest expense related to the increased level of indebtedness, restructuring charges and incremental and duplicative operating costs related to the establishment of stand-alone capabilities. Excluding the impact of purchase accounting, extraordinary losses and restructuring charges, the Company's 1996 net income would have been $7.8 million.

 1995 Compared to 1994

  Net sales in 1995 decreased $55.3 million or 8.3% from 1994. After giving effect to the reclassification of sales for product lines included in "Net assets held for sale" and the shorter reporting period for international results, the decrease was 0.7% on a comparable sales basis. The decrease in sales is attributable to price reductions for Stratus non-cardiac products, the loss of a portion of OEM business in the Company's Controls business, and the lack of a hemostasis instrument offering during the first seven months of 1995. A portion of the hemostasis instrument sales were recovered during the latter part of 1995 as the TOA instrument line was launched. Growth in the Company's microbiology line also mitigated the impact of lost hemostasis instrument sales.

  Gross profit margins in 1995, after eliminating the impact of purchase accounting, approximated the gross margins realized in 1994. During 1995, the factors described above impacting net sales also proportionately impacted gross profits. Marketing and administrative expenses decreased in 1995 by $4.5 million to $171.1 million, a decrease of 2.6%. The reduction was largely the result of purchase accounting adjustments, the reclassification of operating results for "Net assets held for sale" and the difference relating to international reporting periods. Excluding those impacts, marketing and administrative expenses increased 5.4%, principally as a result of incremental expenses to establish stand-alone capabilities in the areas of finance, information systems and human resources. Research and development expenses declined by $8.0 million or 23.2% in 1995 as compared to 1994. After adjusting for the impact of purchase accounting adjustments, the reclassification of operating results for "Net assets held for sale" and the shorter reporting period for international results, research and development expenses declined only modestly from 1994 levels. The decrease reflected the planned spin-off of an advanced molecular biology research team, reduced research efforts associated with the Paramax and Stratus instrument lines and a delay in staffing open personnel positions in new projects.

  At December 31, 1994, the Company had an aggregate reserve of $21.0 million to cover severance actions ($10.8 million) and direct costs to exit certain facilities ($10.2 million) as part of a facilities and plant rationalization program instituted at the time of the Dade Acquisition. The cost of this program was reflected as part of the allocation of purchase price in accordance with the purchase method of accounting. Approximately $13.9 million of the $21.0 million was spent on restructuring projects in 1995.

  Income tax expense in 1995 was $7.2 million, which represented a 36.2% effective rate. As a result of purchase accounting in 1994, the Company recorded a net deferred tax asset of $125.3 million as of December 31, 1994. This asset increased to $143.0 million as of December 31, 1995 primarily as a result of tax net operating losses created by depreciation on historical tax assets exceeding pre-tax income during the year. In assessing the value of the deferred tax asset at December 31, 1995, management analyzed the Company's forecast for future taxable earnings (and losses) by jurisdiction and other relevant factors and concluded that recoverability of the net deferred tax asset is more likely to occur than not. The deferred tax asset's realization is not dependent on material improvement over the forecast of current levels of consolidated pre-tax income, material changes in the present relationship between income reported for financial and tax purposes, material asset sales or other non-routine transactions.

  Net income for 1995 declined 62.5% from $33.9 million in 1994 to $12.7 million in 1995. Net income was negatively impacted by the effects of purchase accounting, the reclassification of operating results for product lines included in "Net assets held for sale", the shorter reporting period for international results and by $30.8 million of interest expense attributable to the debt incurred in connection with the Dade Acquisition.

 Financial Condition and Liquidity

  The Company's balance sheet underwent a significant transformation in 1996, triggered by the Chemistry Acquisition. Total assets increased from $550.9 million at December 31, 1995 to $1,008.8 million at December 31, 1996 an increase of $457.9 million. The assets acquired in the Chemistry Acquisition, based on the preliminary purchase price allocation, approximated $443.0 million. The significant increases in the following assets during 1996 are primarily attributable to the Chemistry Acquisition: accounts receivable ($42.9 million), inventories ($33.0 million), property, plant and equipment, net ($155.2 million), goodwill ($135.3 million), patents and trademarks ($30.0 million), and prepaid pension asset ($26.0 million).

  The Chemistry Acquisition required the complete refinancing of the Company's debt arrangements. The Company submitted a tender offer for its 13% Senior Subordinated Notes due 2005 which was accepted by all holders. The cost of the tender offer totaled $146.3 million representing all principal, interest and tender premiums paid to holders. In addition, the Company retired all of its existing borrowings under its bank credit facility. To fund these retirements, the Company entered into the following financing arrangements:

  . A new bank credit facility providing amortizing term loans of $460.0 million and up to $125.0 million in a revolving credit facility. At the date of the Chemistry Acquisition, all of the term loans and $50.0 million of the revolving credit facility were utilized.

  . 11 1/8% of Senior Subordinated Notes due 2006 totaling $350.0 million were issued. These notes were subsequently registered under the Securities Act of 1993 in the fourth quarter of 1996.

  Total liabilities of the Company as of December 31, 1996 are $1,033.8 million, as compared to $469.7 million as of December 31, 1995. The increase of $564.1 million is substantially attributable to the incremental debt incurred for the consideration paid and the assumed liabilities related to the Chemistry Acquisition.

  The Company's primary liquidity requirements are for working capital, capital expenditures, restructuring expenditures and debt service. During 1996, proceeds of $54.8 million were received from the sale of assets classified as "Net assets held for sale"; $20.0 million of these proceeds were used to repay existing term loans, with the balance used for working capital purposes. At December 31, 1996, the entire $125.0 million revolving credit facility was available, reflecting a net paydown of $50.0 million since the Chemistry Acquisition in May 1996.

  Capital expenditures, including instrument placements in customer locations, totaled $57.3 million in 1996, compared to $35.3 million in 1995. The increase reflects the impact of eight months of ownership of Dade Chemistry and investment in reagent rental agreements (in which the Company retains title to an instrument and recoups the investment through premiums on reagents over a multi-year period) and incremental investments for stand-alone infrastructure needs, particularly in the area of information systems. Capital expenditures in 1997 are expected to approximate 1996 levels.

  In 1996, the Company used $15.0 million of cash for restructuring activities.

  Management believes cash from operating activities and the available revolving credit facility will be sufficient to permit the Company to meet its financial obligations and fund its operations and planned investments.

  Inflation affects the cost of goods and services used by the Company. Inflation has been modest in recent years. The competitive environment limits the ability of the Company to recover these higher costs through increased selling prices, although the Company selectively increases prices for certain differentiated high value added products. Overall product prices have been relatively stable during the past three years and the Company continues to mitigate the adverse effects of inflation primarily through new product offerings, improved productivity and cost containment and improvement programs.

 Outlook

  Management expects sales to grow modestly in 1997 over 1996, with growth in operating income as the integration of the Chemistry Acquisition is completed and cost synergies are realized. Revenue growth domestically is subject to a relatively competitive pricing environment, with an increasing level of influence by large buying groups. Management believes the Company's broad product line offerings position it well in such an environment. Internationally, management anticipates that revenue growth is likely in Europe, particularly in Germany, and in Japan and Latin America. International sales results, however, are subject to significant influence by foreign currency exchange rates.

  Continued revenue growth is expected from the Stratus cardiac product line both domestically and internationally. The introduction of the Platelet Function Analyzer, launched in Europe at the end of 1996 and expected to be available in the U.S. market late in 1997, and the introduction of the next generation Dimension instrument with the heterogeneous module in the second half of 1997, are both expected to generate new revenue streams. Revenues from the Paramax product line are expected to decline from 1996 levels, as the installed instrument base declines and customers are transitioned to the Dimension line. Revenue decreases from 1996 levels are also expected for the Stratus non-cardiac line as a result of the Company's overall strategy to reposition its products and emphasize the cardiac market. Stratus non-cardiac and Paramax sales represented 12.1% of total sales in 1996.

  On March 12, 1997, the Company announced that it had reached an agreement in principle to merge with Behring Diagnostics, a unit of Hoechst AG. The planned stock transaction, which is subject to customary conditions including regulatory approvals, is targeted to close in the summer of 1997 and will create a combined diagnostics company with global revenues of $1.5 billion.

ITEM 8. FINANCIAL STATEMENTS.

  See the attached Combined/Consolidated Financial Statements (pages F-1 through F-32).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Executive officers and directors of Dade are as follows

   NAME                             AGE                 POSITION
   ----                             ---                 --------
   Scott T. Garrett................  47 President, Chief Executive Officer and
                                        Director
   Robert W. Brightfelt............  53 Executive Vice President and Director
   James W. P. Reid-Anderson.......  37 Executive Vice President and Chief
                                        Financial Officer
   Robert W. Kleinert..............  45 Executive Vice President
   John F. Doherty.................  52 Senior Vice President of Operations
   Susan A. Evans..................  48 Senior Vice President of Research and
                                        Development
   Thomas E. Hill..................  46 Senior Vice President of Human Resources
   James E. Mahoney................  38 Senior Vice President of Business
                                        Development and Strategic Planning
   Robert A. Boghosian.............  51 Corporate Vice President of Regulatory
                                        Affairs and Quality Assurance
   Dennis A. Taylor................  53 Corporate Vice President/Controller
   Mark E. Nunnelly................  37 Director
   Stephen G. Pagliuca.............  42 Director
   Adam Kirsch.....................  35 Director
   John P. Connaughton.............  31 Director
   Joseph H. Gleberman.............  37 Director

  Scott T. Garrett joined Baxter in 1975 as a product development engineer, and has served in a number of research, strategic planning and management positions since that time. Mr. Garrett was named Vice President and General Manager of the Predecessor's European operations in 1987, and was named President of the Paramax Systems Division in 1989. Mr. Garrett became Executive Vice President of the Predecessor in 1990, with responsibility for all divisions and operations associated with manufactured product lines. Mr. Garrett is a member of the American Association for Clinical Chemistry and also currently serves on the Health Industry Manufacturers Association Board of Directors. He is also a director of Sunol Molecular Corporation. Mr. Garrett was elected to the additional post of Chairman of Dade on January 1, 1997.

  Robert W. Brightfelt joined DuPont in 1967 as a mechanical engineer and has served in a number of research, supervisory and management positions since that time. In 1984, Mr. Brightfelt was named Dade Chemistry's New Product Development Manager and headed an effort to develop and commercialize two new, fully automated diagnostic testing systems: Dimension and Vista. Following the successful completion of this effort, Mr. Brightfelt was promoted to worldwide Marketing Manager of Dade Chemistry in 1987 and to worldwide Business Director in 1988. Following the Chemistry Acquisition, Mr. Brightfelt became an Executive

Vice President, responsible for the Clinical Chemistry and Immunochemistry product lines, and a Director of the Company. Mr. Brightfelt is also a director of Molecular Biosystems, Inc.

  James W. P. Reid-Anderson became Executive Vice President and Chief Financial Officer in August 1996. Prior to joining the Company, Mr. Reid-Anderson was Chief Administrative Officer and Chief Financial Officer of Wilson Sporting Goods; in addition concurrently he was Chief Operating Officer of Wilson and served as Vice President and General Manager of Wilson's International Markets. Mr. Reid-Anderson has also served in various financial positions of increasing responsibility for Pepsico, Inc., Grand Metropolitan PLC and Mobil Oil Corporation.

  Robert W. Kleinert, Jr. joined the Predecessor as a sales representative in 1974 and held various positions with the Predecessor in marketing, product management and business planning, including President of Clintec Nutrition Company, a joint venture created by Baxter and Nestle S.A., President of Baxter Diagnostics Europe, and President of MicroScan prior to becoming Executive Vice President in 1993. In this role he was responsible for the Hemostasis, Controls, Immunohemotology, Baxter Equipment and Burdick & Jackson. Additional duties included the global regional sales organization of Europe, Japan, North America and worldwide field operations. Mr. Kleinert is currently responsible for the Hemostasis, controls and immunhemotology product lines.

  John F. Doherty joined Baxter as Manager of Distribution Planning and Development in 1977, and has held a variety of positions since that time, including General Manager of Lytening Systems, a division that develops, manufactures, and sells specialty clinical analyzers for measurement of electrolytes. Currently, Mr. Doherty is Senior Vice President, Operations and is responsible for the functional management of manufacturing, distribution and information systems. This includes cost improvement projects and worldwide stand alone projects. Prior to joining Baxter, Mr. Doherty was employed by Price Waterhouse LLP in management consulting and held a number of positions in computer systems development.

  Susan A. Evans has served as the Predecessor's Senior Vice President of Research and Development since 1991 after serving as Vice President of Research and Development at the former Dade Division of Baxter. Dr. Evans joined Baxter as a senior research scientist in 1981 and has held a variety of other positions. In 1987, Dr. Evans was promoted to Vice President of Research and Development at Dade, where she was responsible for programs in immunochemistry, hemostasis, controls and immunohematology. Dr. Evans also is a director of the American Chemical Society and has held numerous positions with the American Association for Clinical Chemistry.

  Thomas E. Hill served as the Predecessor's Senior Vice President of Human Resources since 1991. Dr. Hill joined American Hospital Supply in 1980, and has held a number of positions within the human resource function including Personnel Planning Consultant, Manager of Personnel Research, Director of Human Resource Information Systems, Director of Corporate Compensation, Director of Compensation and Benefits for the Global Businesses and Vice President of Corporate Human Resource Planning and Staffing for Baxter Healthcare Corporation.

  James E. Mahoney served as the Predecessor's Vice President of Business Development and Strategic Planning after serving as its Director of Business Development. He has also served as Senior Vice President in the same capacity for the Company from its acquisition from Baxter through 1996. Mr. Mahoney is currently responsible for the TQC product line. Before joining Baxter in January 1991, Mr. Mahoney was employed by FMC Corporation, where he held several positions in the areas of business development, investment analysis and financial planning.

  Robert A. Boghosian became Corporate Vice President of Regulatory Affairs and Quality Assurance in August 1995. For the nine years prior to joining the Company, Dr. Boghosian held management positions of increasing responsibility in Clinical, Regulatory and Quality Affairs, Research and Development and General Management for Johnson & Johnson Corporate and Ortho Diagnostic Systems Inc. From 1969 to 1986, Dr. Boghosian held Operations and Research management positions for Warner-Lambert's IVD and pharmaceutical businesses.

  Dennis A. Taylor has served as the Vice President/Controller for Baxter's Surgical Group until joining Dade in January, 1995. Mr. Taylor began his career with American Hospital Supply Corporation in 1965 where he held a variety of positions in financial management including Vice President/Controller of its MicroScan Division. In 1988, Mr. Taylor was promoted to the position of Vice President/Controller for Baxter's Operating Room Division, which was later reorganized into the Surgical Group.

  Mark E. Nunnelly has been a managing director of Bain Capital since May, 1993, and a general partner of Bain Venture Capital since 1990. Prior to joining Bain Venture Capital, Mr. Nunnelly was a partner at Bain & Company where he managed several relationships in the manufacturing sector and he also served with Procter and Gamble in product management. He serves on the board of several companies including Corporate Software, EduServ Technologies, SR Research and Strategic Mapping.

  Stephen G. Pagliuca has been a managing director of Bain Capital since May 1993, and a general partner of Bain Venture Capital since 1989. Prior to joining Bain Venture Capital, Mr. Pagliuca was a partner at Bain & Company, where he worked extensively in the health care arena. He also worked as a senior accountant and international tax specialist for Peat Marwick Mitchell & Company in the Netherlands. He serves on the board of several companies including Gartner Group, Coram Healthcare, Physio Control, Wessley Jessen and VIVRA.

  Adam Kirsch has been a managing director of Bain Capital since May 1993 and a general partner of Bain Venture Capital since 1990. Mr. Kirsch joined Bain Venture Capital in 1985 as an associate and prior to joining Bain Venture Capital, Mr. Kirsch was a consultant at Bain & Company, where he worked in mergers and acquisitions. He serves on the board of several companies including Duane Reade, Stage Stores and Brookstone.

  John P. Connaughton has been a principal of Bain Capital since 1995 and a member of the firm since 1989. Prior to joining Bain Capital in 1989, Mr. Connaughton was a consultant at Bain & Company where he worked in consumer products and healthcare strategy consulting. Following the Chemistry Acquisition, Mr. Connaughton became a Director of the Company.

  Joseph H. Gleberman is a partner in the Principal Investment Area of Goldman, Sachs & Co. He joined Goldman Sachs in 1982 in the Mergers and Acquisitions Department and became a partner of the firm in 1990. In 1990 he became head of Mergers and Acquisitions for Asia and moved to Tokyo. Mr. Gleberman joined the Principal Investment Area in 1993 and returned to New York. He currently serves as a director of Applied Analytical Industries, Inc., BCP/Essex Holdings Inc., Biofield Corporation and I-NET, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth information concerning the compensation for 1994, 1995 and 1996 for Mr. Garrett, the chief executive officer, and the four other most highly compensated officers of Dade (collectively, the "named executive officers").

                          SUMMARY COMPENSATION TABLE

                          ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                        ----------------------- ------------------------------------------
  NAME AND PRINCIPAL                            OPTIONS(1)/      LTIP         ALL OTHER
       POSITION         YEAR SALARY($) BONUS($)   SAR(#)    PAYMENTS($)(2) COMPENSATION($)
  ------------------    ---- --------- -------- ----------- -------------- ---------------
Scott T. Garrett....... 1996  310,602   55,650        --           --          4,500(3)
 President, Chief
 Executive Officer                --       --         --           --         13,368(4)
 and Director                     --       --         --           --          9,900(9)
                        1995  297,480  285,000    129,000          --          4,500(3)
                                  --       --         --           --          9,750(4)
                        1994  234,450  175,000        --           --        350,000(5)
                                  --       --         --           --          4,500(7)
                                  --       --         --           --          5,835(8)
Robert W. Kleinert..... 1996  202,862   32,687        --           --          4,500(3)
 Executive Vice
 President                        --       --         --           --          6,914(4)
                                  --       --         --           --          6,300(9)
                        1995  198,707  177,600     29,500       11,875         4,500(3)
                                  --       --         --           --          3,586(4)
                        1994  192,096   70,596        --           --        185,000(5)
                                  --       --         --           --         90,000(6)
                                  --       --         --           --          4,500(7)
                                  --       --         --           --          2,515(8)
James W. P. Reid-
 Anderson.............. 1996  116,769  148,500     69,000          --            --
 Executive Vice
 President and Chief
 Financial Officer
John F. Doherty........ 1996  172,700   44,509        --           --          4,500(3)
 Senior Vice President
 of Operations                    --       --         --           --          4,200(4)
                        1995  166,546  117,300     29,500        8,125         4,500(3)
                        1994  149,686   56,246        --           --        185,000(5)
                                  --       --         --           --         70,000(6)
                                  --       --         --           --          4,500(7)
                                  --       --         --           --            780(8)
Thomas E. Hill......... 1996  162,800   36,830        --           --          4,500(3)
 Senior Vice President
 of                               --       --         --           --          3,605(4)
 Human Resources
                        1995  161,323  107,350     22,500        8,125         4,500(3)
                                  --       --         --           --          1,644(4)
                        1994  155,575   43,307        --           --        185,000(5)
                                  --       --         --           --         75,000(6)
                                  --       --         --           --          4,500(7)
                                  --       --         --           --          1,055(8)

--------
(1) The options were granted under Holdings' Executive Management Equity Plan.
(2) The Predecessor issued value rights under the Baxter Diagnostics Inc. Long Term Incentive Plan. No new Value Rights were issued in 1996, 1995, or 1994. Dade's board of directors approved a set price of $2.50 per value right to be paid to holders of existing Value Rights in two equal installments if Dade met EBITDA targets in 1995 and 1996. Dade met its 1995 EBITDA targets, and as a result, half of the value rights were paid out. The EBITDA target was not reached in 1996 and according of all value rights expired as of December 31, 1996.

(3) Reflects amounts contributed by Dade for the benefit of the named executive officers under the Dade Savings Investment Plan.
(4) Reflects amounts contributed by Dade for the benefit of the named executive officer under the Dade Deferred Compensation Plan.
(5) Reflects amounts paid to the named executive by Baxter under the Baxter Divestiture Management Bonus Arrangement.
(6) Reflects amounts paid to the named executive by Baxter under the Baxter Retention Bonus Arrangement.
(7) Reflects amounts contributed by Dade for the benefit of the named executive officer under the Baxter Incentive Investment Plan.
(8) Reflects amounts contributed by Dade for the benefit of the named executive officer under the Baxter Incentive Investment Supplemental Plan.
(9) Reflects amount provided by the Company for an automobile allowance.

  The following table sets forth information concerning the option grants by Holdings in 1996 to each of the named executive officers:

                                                                                       POTENTIAL
                                                                                   REALIZABLE VALUE
                                                                                   AT ASSUMED ANNUAL
                                                                                    RATES OF STOCK
                                                                                         PRICE
                                                                                    APPRECIATION OF
                                             INDIVIDUAL GRANTS                       OPTION TERMS
                          -------------------------------------------------------- -----------------
                             NUMBER OF      % OF TOTAL
                            SECURITIES       OPTIONS
                            UNDERLYING       GRANTED     EXERCISE OR
                          OPTIONS GRANTED  TO EMPLOYEES  BASE PRICE   EXPIRATION
NAME                          (#)(2)      IN FISCAL YEAR   ($/SH)        DATE       5% ($)  10% ($)
----                      --------------- -------------- ----------- ------------- -------- --------
James W.P. Reid-Anderson      47,000          21.7%        $ 4.00    July 28, 2005 $101,817 $245,856
                              11,000           5.1%        $ 7.00    July 28, 2005      --       --
                              11,000           5.1%        $16.00    July 28, 2005      --       --

--------
(1) These amounts represent certain assumed rates of appreciation in accordance with rules of the Commission. Holdings' common stock is not publicly traded. The assumed fair values of Holdings Common Stock (as defined herein) and Class L Common (as defined herein) are $4.00/share and $44.00/share, respectively, the values determined by Holdings' board of directors in a resolution dated June 21, 1996.
(2) All options were granted for shares of Holdings' Common Stock (as defined herein) pursuant to the Diagnostic Holding, Inc. Executive Management Equity Plan.
(3) The stock options expire earlier upon the termination of the employee.

  The following table summarizes exercises of stock options and stock appreciation rights ("SARs") granted by Baxter and the Company in prior years by the named executive officers in the past year, as well as the number and value of all unexercised options and SARs held by such executive officers at the end of 1996.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                                                            VALUE OF
                                                                                           UNEXERCISED
                                                                            NUMBER OF     IN-THE-MONEY
                                                                           UNEXERCISED    OPTIONS/SARS
                                                                         OPTIONS/SARS AT    AT FISCAL
                                 COMPANY                 BAXTER          FISCAL YEAR END    YEAR END
                         ----------------------- ----------------------- ---------------- -------------
                           SHARES                  SHARES
                         ACQUIRED ON    VALUE    ACQUIRED ON    VALUE      EXERCISABLE/   EXERCISABLE/
          NAME            EXERCISE   REALIZED(3)  EXERCISE   REALIZED(3) UNEXERCISABLE(4) UNEXERCISABLE
          ----           ----------- ----------- ----------- ----------- ---------------- -------------
Scott T. Garrett........   13,200      $46,200     19,287     $212,570    13,200/115,800       --
Robert W. Kleinert......    1,300      $ 5,200     13,505     $105,780     1,300/ 28,200       --
James W.P. Reid-
 Anderson...............        0            0          0            0    40,000/ 29,000       --
John F. Doherty.........    1,300      $ 5,200      4,683     $ 44,070     1,300/ 28,200       --
Thomas E. Hill..........      900      $ 3,150      6,072     $ 58,960       900/ 21,000       --

--------
(1) Holdings' common stock is not publicly traded. The assumed fair values of Holdings Common Stock (as defined) and Class L Common (as defined) at December 31, 1996 are $4.00/share and $44.00/share, respectively, the values determined by Holdings' board of directors in a resolution dated June 21, 1996.
(2) Reflects the exercise of stock options for Baxter's common stock that were granted to the named executive officers prior to the Acquisition.
(3) The value realized is the difference between the market price of the shares on the exercise date and the exercise price for each of the exercised options.
(4) The Executive Stock Purchase and Option Plan was amended in 1996 to provide vesting of 40,000 options on Holdings Common Shares effective December 31, 1996 in regard to Mr. Reid-Anderson.

  The following table sets forth anticipated annual pension plan benefits based on a participant's average final remuneration and the number of years of participation in Dade's pension plan.

                              PENSION PLAN TABLE

                                               YEARS OF PLAN PARTICIPATION
                                         ---------------------------------------
REMUNERATION                               15      20      25      30      35
------------                             ------- ------- ------- ------- -------
125,000.................................  32,813  43,750  54,688  65,625  76,563
150,000.................................  39,375  52,500  65,625  78,750  91,875
175,000.................................  45,938  61,250  76,563  91,875 107,188
200,000.................................  52,500  70,000  87,500 105,000 122,500
225,000.................................  59,063  78,750  98,438 118,125 137,813
250,000.................................  65,625  87,500 109,375 131,250 153,125
300,000.................................  78,750 105,000 131,250 157,500 183,750
400,000................................. 105,000 140,000 175,000 210,000 245,000
450,000................................. 118,125 157,500 196,875 236,250 275,625
500,000................................. 131,250 175,000 218,750 262,500 306,250

--------
  The above estimated pension benefit amounts assume that benefit payments begin at age 65 under a single life annuity form. Such amounts do not reflect the social security offset incorporated by the pension benefit formula. The social security offset amount is determined by a participant's social security earnings history and normal retirement date of age 65. The estimated pension amounts include benefits payable from the qualified and non-qualified pension plans. The non-qualified pension plan provides benefits derived by the qualified plan's formula which exceed legal maximum benefit limitations.

  The pension benefit formula is:

    1.75% of "Final Average Pay" multiplied by the number of years of plan participation minus

    1.75% of "social security PIA" multiplied by the number of years of plan participation (social security offset not to exceed 60% of PIA)

where "Final Average Pay" is defined as a participant's five highest consecutive calendar year earnings (base salary and bonus) out of the last ten calendar years before retirement.

  As of January 1, 1997, the named executive officers' years of plan participation and Final Average Pay for purposes of calculating pension benefits payable under the Pension Plan are as follows: Mr. Garrett, 20 years and $405,936; Mr. Kleinert, 22 years and $252,812; Mr. Reid Anderson, 0 years and $0, Mr. Doherty, 18 years and $200,027; Dr. Hill, 15 years and $196,184.

COMPENSATION OF DIRECTORS

  Directors are not entitled to receive any compensation for serving on Dade's Board of Directors. Directors are reimbursed for their out-of-pocket expenses incurred in connection with such services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Dade is a wholly owned subsidiary of Holdings. The common stock of Holdings consists of Common Stock, par value $.01 per share (the "Common Stock"), and Class L Common Stock, par value $.01 per share (the "Class L Common"). The holders of Class L Common have no voting rights except as required by law. The holders of the Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Holdings, including the election of directors. Bain Capital and its related investors and GS Capital and its related investors own 58.2% and 29.1%, respectively, of the Common Stock and are parties to a stockholder agreement regarding the ownership (including the voting) of such stock. By virtue of such stock ownership and stockholder agreement, Bain Capital and GS Capital have the power to control all matters submitted to a vote of stockholders of, and to elect all directors of, Holdings and, indirectly, to elect all directors of Dade. In 1995 and 1996, certain members of Dade's management acquired voting common stock of Holdings, and members of Dade's management are eligible to receive additional common stock of Holdings in part based upon the operating performance of Dade.

  The following tables set forth certain information as of December 31, 1996 regarding the beneficial ownership of (i) voting common stock by each person (other than directors and executive officers of Dade) known to Dade to own more than 5% of the outstanding voting common stock of Holdings and (ii) voting and non-voting common stock by each director of Dade, each named executive officer and all of Dade's directors and executive officers as a group. To the knowledge of Dade, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted.

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                         COMMON STOCK (VOTING)
                                                         ----------------------
        NAME AND
         ADDRESS
      OF BENEFICIAL                                      NUMBER OF  PERCENTAGE
          OWNER                                           SHARES   OF CLASS (1)
      -------------                                      --------- ------------
      Bain Capital Entities (2)......................... 5,960,000    58.2%
       c/o Bain Capital
       Two Copley Place
       Boston, Massachusetts 02116
      The Goldman Sachs Group, L.P. and related
       investors (3).................................... 2,980,000    29.1%
       85 Broad Street
       New York, NY 10004

--------
(1) The percentages assume that all options held by Dade's management have been exercised. Certain of the options held by Dade's management are exercisable in accordance with certain time and performance criteria.

(2) Amounts shown represent the aggregate number of shares held by Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., BCIP Associates and BCIP Trust Associates, L.P. (the "Bain Capital Entities").
(3) Includes shares beneficially owned by certain investment limited partnerships of which affiliates of The Goldman Sachs Group, L.P. ("GS Group") are the general partners or the managing general partners. GS Group disclaims beneficial ownership of shares held by such investment partnerships to the extent partnership interests in such partnerships are held by persons other than GS Group and its affiliates.

                 SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

                                       COMMON STOCK      CLASS L COMMON STOCK
                                         (VOTING)            (NON-VOTING)
                                   -------------------- -----------------------
                                             PERCENTAGE              PERCENTAGE
                                   NUMBER OF     OF      NUMBER OF       OF
NAME OF BENEFICIAL OWNER           SHARES(1)  CLASS(1)   SHARES(1)    CLASS(1)
------------------------           --------- ---------- ------------ ----------
Scott T. Garrett..................   209,100    2.0%           8,900    0.9%
Robert W. Kleinert................    74,500    0.7%           5,000    0.5%
James W. P. Reid-Anderson.........    69,000    0.7%             400    -- %
John F. Doherty...................    74,500    0.7%           5,000    0.5%
Thomas E. Hill....................    49,500    0.5%           3,000    0.3%
Robert W. Brightfelt..............    67,200    0.6%           2,800    0.3%
Mark E. Nunnelly (2).............. 5,960,000   58.2%      662,222.22   63.4%
Stephen G. Pagliuca (2)........... 5,960,000   58.2%      662,222.22   63.4%
Adam Kirsch (2)................... 5,960,000   58.2%      662,222.22   63.4%
John P. Connaughton (2)........... 5,960,000   58.2%      662,222.22   63.4%
Joseph H. Gleberman (3)........... 2,980,000   29.1%      331,111.11   31.7%
All executive officers and
 directors of Dade as a group
 (13 persons)..................... 9,739,350   95.1%    1,030,783.33   98.6%

--------
(1) The number of shares held by management and the percentages assume that all options held by management have been exercised. Certain options held by management are exercisable in accordance with certain time and performance criteria.
(2) All of the shares shown are held by the Bain Capital Entities. Messrs. Kirsch, Nunnelly, Connaughton and Pagliuca, who serve as directors of Dade, and are managing directors of Bain Capital, which is the general partner of certain of the Bain Capital Entities, and are limited partners of Bain Capital Partners IV, L.P., the general partner of certain of the Bain Capital Entities. Accordingly, Messrs. Kirsch, Nunnelly, Connaughton and Pagliuca may be deemed to share voting and dispositive power as to the shares held by the Bain Capital Entities. Messrs. Kirsch, Nunnelly, Connaughton and Pagliuca disclaim beneficial ownership of such shares.
(3) Mr. Gleberman is a general partner of Goldman, Sachs & Co. The shares reported herein include shares beneficially owned by certain investment limited partnerships of which affiliates of The Goldman Sachs Group, L.P. ("GS Group") are the general partners or the managing general partners. Mr. Gleberman disclaims beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MANAGEMENT SERVICES AGREEMENTS

  On December 20, 1994, Dade entered into 5-year Management Services Agreements with Bain Capital and Goldman, Sachs & Co., an affiliate of GS Capital (the "Management Services Agreements"), pursuant to which it pays Bain Capital and Goldman, Sachs & Co. an aggregate annual fee of up to $2.0 million, subject to compliance with the terms of the Indenture, plus their respective out-of-pocket expenses. In connection with the Chemistry Acquisition, the Company paid Bain Capital and Goldman, Sachs & Co. at closing, in the aggregate, a cash financial advisory fee of $15.0 million, plus their respective out-of-pocket expenses. Additionally, the Company entered into an amended Management Services Agreement with Bain Capital pursuant to which the Company will pay an aggregate annual fee of $3.0 million plus their respective out-of-pocket expenses to Bain Capital and Goldman, Sachs & Co., subject to compliance with the terms of the Indenture. Pursuant to the

Management Services Agreements, Bain Capital and Goldman, Sachs & Co. have provided, and continue to provide, management consulting in the areas of corporate finance, corporate strategy, investment analysis, market research and business development, advisory services and support, negotiation and analysis of financial alternatives, acquisitions and dispositions and other services. Dade believes that the fees received for the professional services rendered are at least as favorable to Dade as those which could be negotiated with an unaffiliated third party.

STOCK PURCHASE AGREEMENT

  On December 20, 1994, Holdings, Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., GS Capital Partners, L.P. and certain other parties signatory thereto entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") whereby the Company paid, in the aggregate, a cash financial advisory fee and related out-of-pocket expenses of $5.1 million to Bain Capital and $1.5 million to Goldman, Sachs & Co. Pursuant to the Stock Purchase Agreement, Bain Capital and Goldman, Sachs & Co. devoted significant resources and incurred significant expenses to the analysis, negotiation and financing of the Dade Acquisition. Dade believes that the fees received for the professional services rendered were at least as favorable to Dade as those which could be negotiated with an unaffiliated third party.

STOCKHOLDERS AGREEMENT

  On December 20, 1994, Holdings, Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., GS Capital Partners, L.P. and certain other parties signatory thereto entered into a Stockholders Agreement (the "Stockholders Agreement") whereby prior to the fifth anniversary of the date of the Stockholders Agreement, if Holdings requires certain services of an investment banking firm, Holdings agrees to retain Goldman, Sachs & Co. to provide such services unless Holdings' Board of Directors determines that the retention of another investment banking firm would provide a material additional benefit to Holdings.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report.

    (i) See "Index to Financial Statements and Schedule" on page F-1 hereof.

    (ii) See "Index to Exhibits" on page X-1 hereof.

  (b) Reports on Form 8-K.

    (i) Dade filed, on May 22, 1996, a report on Form 8-K related to the May 7, 1996 acquisition of the in vitro diagnostics business of E.I. Du Pont de Numours and Company and certain of its affiliates.

                            DADE INTERNATIONAL INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                            PAGE
                                                                            ----
Report of Independent Accountants.........................................   F-2
Report of Independent Accountants--Predecessor............................   F-3
Consolidated Balance Sheet as of December 31, 1995 and December 31, 1996..   F-4
Combined Statements of Operations for the period from January 1, 1994 through December 16, 1994 (Predecessor) and Consolidated Statements of
 Operations for the period from December 17, 1994 through December 31,
 1994 and the years ended December 31, 1995 and December 31, 1996.........   F-5
Combined Statements of Cash Flows for the period from January 1, 1994 through December 16, 1994 (Predecessor) and Consolidated Statements of
 Cash Flows for the period from December 17, 1994 through December 31,
 1994 and the years ended December 31, 1995 and December 31, 1996.........   F-6
Consolidated Statements of Changes in Stockholder's Equity (Deficit) for
 the period from December 17, 1994 through December 31, 1994 and the years
 ended December 31, 1995 and December 31, 1996............................   F-7
Notes to Combined/Consolidated Financial Statements.......................   F-8
Financial Statements Schedule (Schedule II)...............................  F-33

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Dade International Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholder's equity (deficit) present fairly, in all material respects, the financial position of Dade International Inc. (a wholly-owned subsidiary of Diagnostics Holding, Inc.) and its subsidiaries (the Company) at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period from December 17, 1994 (inception) through December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Chicago, Illinois
March 3, 1997, except as to Note 20,
which is as of March 12, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Baxter International Inc.

  In our opinion, the accompanying combined statements of operations and of cash flows present fairly, in all material respects, the results of operations and cash flows of the in vitro diagnostics products manufacturing and services businesses of Baxter Diagnostics, Inc. and certain of its affiliates ("BDI") (the predecessor entity of Dade International Inc.) for the period from January 1, 1994 through December 16, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of BDI's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Chicago, Illinois
March 20, 1995

                            DADE INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEET
                (DOLLARS IN MILLIONS, EXCEPT SHARE-RELATED DATA)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1995         1996
                                                      ------------ ------------
ASSETS
------
Current assets:
  Cash and cash equivalents..........................    $ 27.9      $    3.7
  Accounts receivable, net...........................     140.9         183.8
  Inventories........................................     122.0         155.0
  Prepaid expenses and other current assets..........      11.1           9.6
  Net assets held for sale...........................      54.9           --
  Deferred income taxes..............................      34.4          45.5
                                                         ------      --------
    Total current assets.............................     391.2         397.6
                                                         ------      --------
Property, plant and equipment, net...................      31.8         187.0
Debt issuance costs, net.............................      19.1          42.4
Goodwill, net........................................       --          135.3
Patents and trademarks, net..........................       --           30.0
Deferred income taxes................................     105.5         171.9
Prepaid pension asset................................       --           26.0
Other................................................       3.3          18.6
                                                         ------      --------
    Total assets.....................................    $550.9      $1,008.8
                                                         ======      ========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
  Current portion of long-term debt..................    $  5.8      $    3.4
  Short-term debt....................................       2.1          15.8
  Accounts payable...................................      56.5          60.2
  Accrued liabilities................................     105.9         146.5
                                                         ------      --------
    Total current liabilities........................     170.3         225.9
                                                         ------      --------
  Long-term debt, less current portion...............     157.7         436.6
  Senior subordinated notes..........................     120.0         350.0
  Other liabilities..................................      21.7          21.3
                                                         ------      --------
    Total liabilities................................     469.7       1,033.8
                                                         ------      --------
Commitments and contingencies (Note 18)..............       --            --
Stockholder's equity:
  Common stock, $.01 par value, 1000 shares
   authorized, issued and outstanding................       --            --
  Additional paid-in capital.........................      87.0          87.2
  Notes receivable on capital contribution...........      (0.2)          --
  Accumulated deficit................................      (5.0)       (110.3)
  Unrealized gain (loss) on marketable equity
   securities........................................      (1.1)          0.1
  Cumulative translation adjustment..................       0.5          (2.0)
                                                         ------      --------
    Total stockholder's equity (deficit).............      81.2         (25.0)
                                                         ------      --------
    Total liabilities and stockholder's equity
     (deficit).......................................    $550.9      $1,008.8
                                                         ======      ========

     See accompanying notes to combined/consolidated financial statements.

                            DADE INTERNATIONAL INC.

                 COMBINED/CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

                                                                                    PREDECESSOR
                                                                                    ------------
                                                                                    PERIOD FROM  PERIOD FROM
                                                                                     JANUARY 1,  DECEMBER 17,  YEARS ENDED
                                                                                    1994 THROUGH 1994 THROUGH  DECEMBER 31,
                                                                                    DECEMBER 16, DECEMBER 31, ---------------
                                                                                        1994         1994      1995    1996
                                                                                    ------------ ------------ ------  -------
Net Sales..........................................................................    $650.6       $19.0     $614.3  $ 795.8
Operating costs and expenses:
  Cost of goods sold...............................................................     391.4        18.6      368.6    444.1
  Marketing and administrative expenses............................................     173.2         2.4      171.1    255.5
  Research and development expenses................................................      33.4         1.1       26.5    138.0
  Goodwill amortization expense (credit)...........................................       2.6        (0.1)      (0.4)     3.3
  Restructuring and other related costs............................................       --          --         --      15.0
                                                                                       ------       -----     ------  -------
Income (loss) from operations......................................................      50.0        (3.0)      48.5    (60.1)
Other income (expense):
  Interest expense.................................................................       --         (1.2)     (30.8)   (65.6)
  Other............................................................................       --          --         2.2      --
                                                                                       ------       -----     ------  -------
Income (loss) before income taxes..................................................      50.0        (4.2)      19.9   (125.7)
Income tax expense (benefit).......................................................      14.2        (2.3)       7.2    (45.4)
                                                                                       ------       -----     ------  -------
Income (loss) before extraordinary items...........................................      35.8        (1.9)      12.7    (80.3)
Extraordinary items (net of tax benefit of $14.7):
  Write-off of deferred financing fees.............................................       --          --         --     (11.4)
  Premium on purchase of 13% senior subordinated notes.............................       --          --         --     (13.6)
                                                                                       ------       -----     ------  -------
Net income (loss)..................................................................    $ 35.8       $(1.9)    $ 12.7  $(105.3)
--------------------------------------------------
                                                                                       ======       =====     ======  =======



     See accompanying notes to combined/consolidated financial statements.

                            DATE INTERNATIONAL INC.

                 COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                  PREDECESSOR
                                                                                  ------------
                                                                                  PERIOD FROM  PERIOD FROM
                                                                                   JANUARY 1,  DECEMBER 17,   YEARS ENDED
                                                                                  1994 THROUGH 1994 THROUGH  DECEMBER 31,
                                                                                  DECEMBER 16, DECEMBER 31, ----------------
                                                                                      1994         1994      1995     1996
                                                                                  ------------ ------------ -------  -------
OPERATING ACTIVITIES:
Net income (loss)................................................................    $ 35.8      $  (1.9)   $  12.7  $(105.3)
Adjustments to reconcile net income (loss) to net cash provided (utilized) by operating activities:
 Write-off of in-process research and development................................       --           --         --      98.1
 Depreciation and amortization expense...........................................      59.6          --         7.7     44.1
 Write-off of inventory step-up..................................................       --           5.6       40.4     24.8
 Non-cash write-off of excess spare parts........................................       --           --         --       9.5
 Restructuring and other related costs...........................................       --           --         --      15.0
 Loss on sale of net assets held for sale........................................       --           --         --       2.8
 Loss on write-down of marketable equity securities..............................       --           --         --       2.7
 Premium on purchase of 13% senior subordinated notes............................       --           --         --      21.6
 Write-off of deferred financing costs...........................................       --           --         --      18.1
 Deferred income taxes (benefit).................................................       --          (2.5)       1.6    (48.2)
Changes in balance sheet items:
 Accounts receivable, net........................................................      29.1        (11.6)     (76.9)     1.0
 Inventories, net of write-off of inventory step-up..............................       4.0          1.7        0.8     (6.9)
 Accounts payable................................................................      (1.5)         5.6       32.2      5.2
 Accrued liabilities.............................................................      (7.2)         6.2        5.0    (34.2)
 Other...........................................................................     (15.3)        (6.1)      (5.5)   (11.8)
                                                                                     ------      -------    -------  -------
  Net cash flow provided (utilized) by operating activities......................     104.5         (3.0)      18.0     36.5
                                                                                     ------      -------    -------  -------
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired...............................................       --         (68.3)       --    (522.5)
Proceeds from Baxter for purchase price adjustments, net.........................       --           --         8.0      9.7
Cash "restricted" for installment purchase price.................................       --        (200.0)       --       --
Purchase of marketable equity securities.........................................       --           --        (2.0)     --
Capital expenditures.............................................................     (29.9)        (1.0)     (35.3)   (57.3)
                                                                                     ------      -------    -------  -------
  Net cash flow utilized by investing activities.................................     (29.9)      (269.3)     (29.3)  (570.1)
                                                                                     ------      -------    -------  -------
FINANCING ACTIVITIES:
Issuance of common stock.........................................................       --          45.0        --       --
Contribution from stockholder....................................................       --           --         1.8      0.4
Debt issuance costs..............................................................       --         (20.3)      (1.7)   (46.2)
Proceeds from short-term debt....................................................       --           --         2.1     15.7
Cash dividend to parent for redemption of parent's preferred stock from Baxter...       --           --       (15.8)     --
Proceeds from revolving credit facility..........................................       --           --        23.0    205.0
Repayment of borrowings under revolving credit facility..........................       --           --       (23.0)  (205.0)
Proceeds from issuance of 11 1/8% senior subordinated notes......................       --           --         --     350.0
Proceeds from issuance of 13% senior subordinated notes..........................       --         120.0        --       --
Repayment of borrowings and premium paid on 13% senior subordinated notes........       --           --         --    (141.6)
Proceeds from long-term loans....................................................       --         150.0       35.0    460.0
Repayment of borrowings under long-term loans....................................       --           --       (21.5)  (183.5)
Proceeds from sale of net assets held for sale...................................       --           --        16.5     54.8
Payments to Baxter...............................................................     (74.6)         --         --       --
                                                                                     ------      -------    -------  -------
Net cash flow provided (utilized) by financing activities........................     (74.6)       294.7       16.4    509.6
                                                                                     ------      -------    -------  -------
Effect of foreign exchange rates on cash.........................................       --           --         0.4     (0.2)
                                                                                     ------      -------    -------  -------
Net increase (decrease) in cash and cash equivalents.............................       --          22.4        5.5    (24.2)
CASH AND CASH EQUIVALENTS:
Beginning of Period..............................................................       --           --        22.4     27.9
                                                                                     ------      -------    -------  -------
End of Period....................................................................    $  --       $  22.4    $  27.9  $   3.7
                                                                                     ======      =======    =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest.........................................    $  --       $   0.5    $  25.0  $  62.0
                                                                                     ======      =======    =======  =======
Cash paid during the period for income taxes.....................................    $  --       $   --     $   7.7  $   2.4
                                                                                     ======      =======    =======  =======
Acquisition consideration contributed by parent..................................    $  --       $  40.0    $   --   $   --
                                                                                     ======      =======    =======  =======
Installment note payable to Baxter for partial acquisition consideration.........    $  --       $ 200.0    $   --   $   --
                                                                                     ======      =======    =======  =======
Installment note to Baxter paid from restricted cash.............................    $  --       $   --     $(200.0) $   --
--------------------------------------------------
                                                                                     ======      =======    =======  =======

     See accompanying notes to combined/consolidated financial statements.

                            DADE INTERNATIONAL INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                             (DOLLARS IN MILLIONS)

                         COMMON STOCK
                         -------------
                                                                           UNREALIZED
                                                                              GAIN
                                                     NOTES                 (LOSS) ON
                                       ADDITIONAL  RECEIVABLE              MARKETABLE CUMULATIVE      TOTAL
                                        PAID IN    ON CAPITAL  ACCUMULATED   EQUITY   TRANSLATION STOCKHOLDER'S
                         SHARES AMOUNT  CAPITAL   CONTRIBUTION   DEFICIT   SECURITIES ADJUSTMENT     DEFICIT
                         ------ ------ ---------- ------------ ----------- ---------- ----------- -------------
Balance at December 16,
 1994...................   --    $--     $  --        $--        $   --      $ --        $ --        $  --
                         -----   ----    ------       ----       -------     -----       -----       ------
Issuance of common
 stock.................. 1,000    --       45.0                                                        45.0
Capital contribution....                   40.0                                                        40.0
Net loss................                                            (1.9)                              (1.9)
                         -----   ----    ------       ----       -------     -----       -----       ------
Balance at December 31,
 1994................... 1,000    --       85.0        --           (1.9)      --          --          83.1
                         -----   ----    ------       ----       -------     -----       -----       ------
Capital contribution....                    2.0                                                         2.0
Notes receivable on
 capital contribution...                              (0.2)                                            (0.2)
Net income..............                                            12.7                               12.7
Cash dividend to parent
 on common stock........                                           (15.8)                             (15.8)
Unrealized loss on
 marketable equity
 securities.............                                                      (1.1)                    (1.1)
Cumulative translation
 adjustment                                                                                0.5          0.5
                         -----   ----    ------       ----       -------     -----       -----       ------
Balance at December 31,
 1995................... 1,000    --       87.0       (0.2)         (5.0)     (1.1)        0.5         81.2
                         -----   ----    ------       ----       -------     -----       -----       ------
Net loss................                                          (105.3)                            (105.3)
Capital contribution
 from shareholder.......                    0.4                                                         0.4
Recognition of other
 than temporary
 impairment of
 marketable equity
 securities.............                                                       1.1                      1.1
Unrealized gain on
 marketable equity
 securities.............                                                       0.1                      0.1
Dividends to parent.....                   (0.2)       0.2                                              --
Cumulative translation
 adjustment.............                                                                  (2.5)        (2.5)
                         -----   ----    ------       ----       -------     -----       -----       ------
Balance at December 31,
 1996................... 1,000   $--     $ 87.2       $--        $(110.3)    $ 0.1       $(2.0)      $(25.0)
                         =====   ====    ======       ====       =======     =====       =====       ======


     See accompanying notes to combined/consolidated financial statements.

                            DADE INTERNATIONAL INC.

              NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

  Dade International Inc., as successor by merger to Dade Acquisition, Inc., (the "Company") was incorporated in Delaware in 1994 to effect the acquisition (the "Dade Acquisition") of the in vitro diagnostics products manufacturing and services businesses and net assets of Baxter Diagnostics, Inc. and certain of its affiliates ("BDI" or "Predecessor"), from Baxter International Inc. and its affiliates ("Baxter"). The Company develops, manufactures and markets diagnostic equipment, reagents, consumable supplies and services worldwide.

  The Company is a wholly-owned subsidiary of Diagnostics Holding Inc. ("Holdings"). Bain Capital, Inc. ("Bain Capital") and GS Capital Partners, L.P., an affiliate of the Goldman Sachs Group, L.P. ("GS Capital"), their respective related investors and the management of the Company own substantially all of the capital stock of Holdings at December 31, 1996.

  The Dade Acquisition was completed on December 20, 1994, effective as of December 16, 1994, under the terms of the purchase agreement between Baxter and Holdings ("Purchase and Sale Agreement"). The financial statements for the post-Dade Acquisition period present the consolidated accounts of the Company. For the pre-Dade Acquisition period, the combined financial statements present the operations of BDI purchased by the Company.

  The financial statements of the Company and BDI are not comparable in certain respects due to differences between the cost bases of certain assets and liabilities as well as Baxter having retained a significant portion of BDI's trade receivables at December 16, 1994. The Predecessor financial statements represent the "carve-out" results of operations and cash flows for the period presented. Certain corporate and group general and administrative expenses of Baxter have been allocated to BDI on various bases which, in the opinion of management, are reasonable (Note 14). However, such expenses are not necessarily indicative of the nature and level of expenses which might have been incurred had BDI been operating as a separate company.

  The combined statements of operations of BDI include the results of operations of Burdick & Jackson and Bartels which, during the Dade Acquisition, were identified by the Company as Assets held for sale (Note 7). Consequently, the post-Dade Acquisition results of operations for these two businesses have been excluded from the Company's 1994 and 1995 Consolidated Statements of Operations.

  Effective May 1, 1996, the Company acquired ("Chemistry Acquisition") the world-wide in vitro diagnostics business ("Dade Chemistry") of E.I. du Pont de Nemours and Company ("Du Pont") (Note 4). The results of operations of Dade Chemistry and the allocation of purchase price to the acquired assets and assumed liabilities, as determined in accordance with the purchase method of accounting, are included in the Company's consolidated financial statements since the effective date of the Chemistry Acquisition.

2. CHANGE IN INTERNATIONAL REPORTING PERIOD

  Results of operations outside the United States and Puerto Rico ("International Operations") for the period December 1, 1993 through December 16, 1994 are included in the Predecessor's 1994 Combined Statement of Operations while International Operations' results are excluded from the Company's Consolidated Statement of Operations for the period from December 17, 1994 through December 31, 1994. For 1995, International Operation's balance sheet amounts at November 30, 1995 are included in the Company's Consolidated Balance Sheet at December 31, 1995. Furthermore, results of International Operations for the period from December 17, 1994 through November 30, 1995 are included in the Company's 1995 Consolidated Statement of Operations. Neither the inclusion of twelve and one-half months of International Operations in the Predecessor's combined results of operations for 1994, nor the omission of one-half month of International Operations from the Company's 1994 and 1995 consolidated results of operations are material to the combined or consolidated financial statements.

                            DADE INTERNATIONAL INC.

  Effective January 1, 1996, the Company's International Operations, which previously reported financial results on a fiscal year ending November 30, changed to a calendar year-end. As a consequence, the Company's results of operations for 1996 include 13 months of International Operations' results. The Company has designated the month of December 1995 as the "lag month" for purposes of comparability to future periods. International Operations during the lag month reported net sales of approximately $12.3 million, thus increasing consolidated net sales by this amount for the twelve months ended December 31, 1996. The impact on net income was not significant.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the accompanying combined/consolidated financial statements. These policies are in conformity with generally accepted accounting principles, and have been applied consistently unless otherwise noted and apply to both the Company and the Predecessor unless otherwise noted.

 Management Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Actual results could differ from those estimates.

 Principles of Consolidation

  The combined/consolidated financial statements include all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Revenue Recognition

  The Company's revenues for products that are subject to a Distribution Agreement (Note 14) in the United States are recognized upon shipment of products to the distributor or direct shipment of the products by the Company to third party customers. Such revenues are recorded on the basis of the sales price to customers (i.e., generally the end consumer) less a contractual distribution discount to the distributor. All other revenues for products sold (i.e., those not subject to the Distribution Agreement) are recognized upon shipment of products to customers and are recorded on the basis of the sales price to such customers (i.e., generally the end consumer).

  For the period from December 17, 1994 to September 30, 1996, the Distribution Agreement was with Baxter (See Note 14). Effective October 1, 1996, Baxter spun-off its distribution business to Allegiance Health Care Corporation ("Allegiance"), and Allegiance assumed the Company's Distribution Agreement.

  At December 31, 1995 and December 31, 1996, the Company has recorded an estimate of the distribution discount due to the distributor based upon items sold to the distributor which the distributor has not yet sold to third party customers. As the ultimate discount is based upon the actual selling price by the distributor to third party customers, the estimated discount recorded by the Company may be revised in the future as actual selling price information becomes available.

  Predecessor's revenues for products sold through Baxter (the Predecessor's parent) in the United States were recognized upon shipment by Baxter to customers (i.e., generally the end consumer). Such revenues were recorded on the basis of the sales price to customers less an intercompany distribution service fee negotiated with Baxter's U.S. Distribution Division. All other revenues for products sold were recognized upon shipment of products to customers.

                            DADE INTERNATIONAL INC.

  Revenues under product service contracts, which are generally for one year, are deferred and recognized ratably over the term of the contract.

 Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include demand deposits and cash equivalents which are highly liquid instruments with maturities of three months or less at the time of purchase and are held to maturity. Cash equivalents include $23.7 million and $0.2 million invested in short-term money market investments at December 31, 1995 and 1996, respectively.

 Accounts Receivable

  Accounts receivable are net of bad debt reserves of $6.8 million and $9.6 million at December 31, 1995 and 1996, respectively. Accounts receivable are unsecured.

 Research and Development Expenses

  Expenditures by the Company for research and development, engineering and manufacturing processes are expensed as incurred. In conjunction with the Chemistry Acquisition (Note 4), $98.1 million of the purchase price was allocated to acquired in-process research and development projects which have no alternative future use. Accordingly, such costs were expensed immediately following the consummation of the Chemistry Acquisition.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead costs. Market for raw materials is based on replacement costs and, for other inventory classifications, on net realizable value. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Depreciation and amortization are provided for financial reporting purposes principally on the straight-line method over the estimated useful lives of the assets as follows:

                                                     PREDECESSOR   THE COMPANY
                                                     ------------ --------------
      Buildings.....................................     40 years 15 to 40 years
      Machinery and equipment.......................     11 years  5 to 15 years
      Equipment placed with customers............... 3 to 5 years   3 to 8 years

  Assets recorded under capital leases are amortized over the life of the lease. Leasehold improvements are capitalized and amortized over their estimated useful lives or over the terms of the related leases, if shorter.

 Goodwill/Negative Goodwill

  Goodwill represents the excess cost over the fair value of net assets acquired in connection with the Chemistry Acquisition. Goodwill was $135.3 million at December 31, 1996, net of $3.7 million of accumulated amortization. Goodwill is being amortized using the straight-line method over 25 years. The carrying value of goodwill and other long-lived assets are reviewed for impairment when events or changes in circumstances

                            DADE INTERNATIONAL INC.

indicate the carrying value of the asset may not be recoverable. This review compares projected future undiscounted cash flows before interest to the carrying value of the asset.

  Negative goodwill, associated with the Dade Acquisition, arose since the preliminary fair value of net assets acquired significantly exceeded total acquisition cost. The residual preliminary discount of $24.2 million was allocated to negative goodwill. Negative goodwill was adjusted downward during 1995 by $18.1 million, net of tax, related to the reallocation of final purchase price and the fair value of net assets acquired based upon: (i) the resolution of certain pre-Dade Acquisition contingencies; (ii) the sale of Bartels and revision of estimated net realizable value of remaining net assets held for sale; (iii) a negotiated settlement with Baxter related to final purchase price adjustments; and (iv) final determination of tax bases carried over from the Predecessor as of the Dade Acquisition date, and the related deferred tax effect. Negative goodwill was $5.6 million at December 31, 1995, net of $0.5 million of accumulated amortization and $5.2 million at December 31, 1996, net of $0.9 million of accumulated amortization. The $18.1 million noncash adjustment to negative goodwill and its resulting impact on various asset and liability accounts has not been reflected in the Company's Consolidated Statement of Cash Flows for the year ended December 31, 1995. Negative goodwill is being amortized on a straight-line basis as a credit to income over 25 years.

 Patents and Trademarks

  Patents and trademarks purchased in connection with the acquisition of Dade Chemistry are being amortized over their legal or estimated useful lives, whichever is shorter (generally not exceeding 17 years). Accumulated amortization at December 31, 1996 was $2.1 million.

 Debt Issuance Costs

  Debt issuance costs, which are being amortized on a straight line basis over the applicable terms of the Bank Credit Agreement (7 years weighted average) and Senior Subordinated Notes indenture (10 years), totaled $19.1 million at December 31, 1995, net of accumulated amortization of $2.9 million, and $42.4 million at December 31, 1996, net of accumulated amortization of $3.8 million. During 1996, in connection with the Chemistry Acquisition, the Company refinanced the Bank Credit Agreement and Senior Subordinated Notes. Accordingly, $18.1 million ($11.4 million, net of tax) of deferred financing fees were written-off and recorded as an extraordinary item.

 Income Taxes

  Deferred tax assets and liabilities are recognized at current tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. Additionally, the Company provides deferred tax liabilities for the eventual tax effect of repatriating all unremitted earnings of foreign subsidiaries. The Company's operations are included in Holdings' consolidated U.S. federal and state income tax returns.

  BDI's operations were historically included in Baxter's consolidated U.S. federal and state income tax returns and in the tax returns of certain Baxter foreign subsidiaries. The 1994 provision for income taxes has been determined as if BDI had filed separate tax returns under its then existing legal structure for the period presented.

 Foreign Currency Translation

  The Company has determined that the local currencies of its International Operations are their functional currencies. Assets and liabilities of the foreign subsidiaries are translated at the fiscal year-end exchange rates. Revenues and expenses are translated at average rates of exchange in effect during the year.

                            DADE INTERNATIONAL INC.

 Long-Term Intercompany Notes Payable

  At December 31, 1995 and 1996, the Company had designated long-term interest bearing intercompany notes payable (denominated in various foreign currencies) from certain of its foreign subsidiaries as hedges of the Company's exposures to exchange rate fluctuations. The aggregate loan values, translated to U.S. dollars, were $51.9 million at December 31, 1995 and $99.1 million at December 31, 1996. Net gains or losses on translation of these intercompany notes were recorded as a component of the Company's cumulative translation adjustment.

 Derivative Financial Instruments

  The Company utilizes derivative financial instruments for purposes other than trading, specifically to manage its exposure to foreign currency and interest rate fluctuations.

  The Company enters into forward currency exchange contracts with highly-rated counterparties to manage its exposure to foreign currency fluctuations on short-term intercompany borrowing arrangements denominated in foreign currencies. The intercompany borrowing arrangements support the underlying working capital needs of foreign subsidiaries. Premiums and discounts on these contracts are deferred and amortized to expense over the life of the contract. Gains and losses on forward contracts resulting from revaluations are recorded to expense. At the maturity of the forward contracts the currencies involved will be exchanged based on the contracted exchange rate. At December 31, 1995 and December 31, 1996, deferred amounts relating to these contracts are not material to the consolidated financial statements, and the replacement value of "in-the-money" contracts was not significant. Total notional contract value of foreign currency exchange contracts outstanding are as follows (in millions):

                                                       DECEMBER 31, DECEMBER 31,
                                                           1995         1996
                                                       ------------ ------------
      Forward purchases...............................    $ 7.4        $16.1
      Forward sales...................................    $27.4        $32.5

  The Company also utilizes purchased interest rate caps, for which the Company will receive cash payments from the counterparty if an indexed rate of interest is exceeded, to manage a portion of its exposure to interest rate increases on its outstanding debt. The notional value of these caps was $230.0 million at December 31, 1996. Premiums paid for the purchase of the caps are recorded to interest expense over the life of the caps. Amounts received, if any, are recorded to interest expense over the related period. As of December 31, 1995 and 1996, capitalized amounts relating to the caps are not material to the consolidated financial statements.

 Earnings (Loss) Per Share

  Historical earnings (loss) per share is not presented in the Predecessor's Combined Statements of Operations because, as a division of Baxter, it had no capital structure. Earnings (loss) per share is not presented for the Company as its common stock is not publicly traded.

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. A large percentage of U.S. accounts receivable was generated by the Company's sales to Allegiance. This credit risk is mitigated due to the large number of entities comprising Allegiance's worldwide customer base and their dispersion across many different geographies.

                            DADE INTERNATIONAL INC.

  A number of the Company's customers operate in the hospital and reference laboratory market, which may be impacted by any legislated healthcare reforms. Additionally, at December 31, 1995 and 1996, approximately $20.0 million or 31% and $20.2 million or 22% respectively, of the Company's foreign accounts receivable were geographically concentrated in Italy. The Company does not expect these potential risk factors to have a material adverse impact on its results of operations or financial position.

 Fair Value of Financial Instruments

  The carrying values of cash equivalents and other current assets and liabilities approximate fair value at December 31, 1995 and 1996 because of the short maturity of these instruments.

  The excess of the fair values of derivative financial instruments over carrying values aggregated $0.4 million and $0.2 million at December 31, 1995 and 1996, respectively, using year-end published exchange rates.

  The carrying value of the long-term debt of $157.7 million and $436.6 million at December 31, 1995 and 1996 respectively, approximates fair value as the interest rate on each instrument adjusts based upon market interest rate changes. It is not practicable to estimate the fair value of the 13% Senior Subordinated Notes at December 31, 1995 as there was no public listing for the notes and there had been little to no trading activity in the issue. As of December 31, 1996 the fair value of the $350.0 million 11 1/8% Senior Subordinated Notes was $379.8 million, based on the trading value at that date.

 Reclassifications

  Certain reclassifications have been made to prior period balances to conform to the current year presentation.

4. DADE CHEMISTRY ACQUISITION

  Effective May 1, 1996, the Company completed the acquisition of Dade Chemistry from DuPont, which was accounted for as a purchase. Accordingly, the purchase price and the direct costs of the Chemistry Acquisition, which aggregated $581.5 million, were allocated on a preliminary basis to the assets acquired and the liabilities assumed based upon their fair market values at the date of the acquisition. The Chemistry Acquisition was financed principally by the issuance of $350 million of senior subordinated notes, a refinancing of bank debt and cash. Since the purchase price exceeded the fair market value of the net assets acquired, the residual, aggregating $138.9 million, was recorded as goodwill. The estimated fair values are based on independent appraisals, management estimates and arms-length negotiations with DuPont, and are subject to adjustments upon resolution of preacquisition contingencies that may impact certain assets acquired and liabilities assumed.

  The summary of assets acquired, liabilities assumed as of December 31, 1996 and the purchase price paid is as follows (in millions):

      Cash consideration................................................. $504.1
      Costs of acquisition...............................................   18.4
                                                                          ------
                                                                           522.5
      Liabilities assumed................................................   59.0
                                                                          ------
      Costs of assets acquired........................................... $581.5
                                                                          ======

  The Company's allocation of the Dade Chemistry purchase price includes $98.1 million of costs attributed to in-process research and development projects which have no alternative future use. Accordingly, such costs

                            DADE INTERNATIONAL INC.

were expensed upon the consummation of the Chemistry Acquisition. During the fourth quarter of 1996, the Company recorded a non-cash charge of $9.5 million to Cost of goods sold, to provide for excess spare parts for the Paramax product line. This non-cash charge, which was a direct result of the designation of the Paramax product line as noncore due to the Chemistry Acquisition, appropriately relates to the second quarter of 1996.

  The following represents the unaudited pro forma results of operations of the Company as if the Chemistry Acquisition had occurred on January 1, 1995 and January 1, 1996, respectively, after giving effect to the following adjustments; write-off of in-process research and development, write-off of inventory step-up, increased depreciation of property, plant and equipment, increased amortization of intangibles, increased amortization of goodwill, increased interest expense on acquisition debt, refinancing charges, and related income tax effects of these adjustments (in millions):

                                                        PRO FORMA    PRO FORMA
                                                        YEAR ENDED   YEAR ENDED
                                                       DECEMBER 31, DECEMBER 31,
                                                           1995         1996
                                                       ------------ ------------
                                                       (UNAUDITED)  (UNAUDITED)
      Net sales.......................................   $ 959.0      $ 910.6
                                                         =======      =======
      Loss before extraordinary items.................   $ (89.2)     $ (83.6)
                                                         =======      =======
      Net loss........................................   $(114.2)     $(108.6)
                                                         =======      =======

  The unaudited pro forma results of operations presented above are not necessarily indicative of the results that would have been obtained if the Chemistry Acquisition had actually occurred on January 1, 1995 and January 1, 1996 and are not intended to be a projection of future results or trends. The decline in net sales for the year ended December 31, 1996 is primarily due to the rationalization of overlapping product lines and product repositioning following the integration of Dade Chemistry. The losses for both periods include the $98.1 million write-off of in-process research and development and the $24.8 million write-off of inventory step-up. In addition, pro forma results for 1996 include $15.0 million of restructuring costs, a $9.5 million non-cash charge for excess spare parts as well as incremental and duplicative expenses associated with the development of stand-alone infrastructure in the areas of information systems, finance and human resources as the Company prepares for the termination of the transition service agreements with Baxter and DuPont. Moreover, the synergistic savings that are expected to be realized as a result of the Chemistry Acquisition and the adjustment for the differences in reporting periods for the Company's International Operations are not reflected in the unaudited pro forma results presented above.

5. DADE ACQUISITION

  Effective December 16, 1994, the Company, in separate transactions, acquired certain net assets and businesses of BDI, including the stock of various foreign subsidiaries. The Dade Acquisition was recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct costs of the Dade Acquisition were allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Since the estimated fair values of the net assets acquired significantly exceeded total acquisition cost, the Company's non-current assets and in-process research and development projects were reduced to zero and the residual was recorded as negative goodwill. The estimated fair values were based on independent appraisals, management estimates, and arms-length negotiations with Baxter.

                            DADE INTERNATIONAL INC.

  A summary of assets acquired, liabilities assumed and the purchase price paid is as follows (in millions):

  Consideration:

      Cash.............................................................. $ 65.9
      Installment note payable to Baxter................................  200.0
      Preferred stock of Holdings issued to Baxter (Note 13)............   40.0
      Costs of acquisition..............................................    8.3
      Preliminary purchase price adjustment.............................   (3.7)
                                                                         ------
                                                                          310.5
      Liabilities assumed...............................................  133.4
                                                                         ------
      Cost of assets acquired........................................... $443.9
                                                                         ======

  The Dade Acquisition was financed by the issuance of $45.0 million of Holdings' common stock, $150.0 million of bank debt, $120.0 million of senior subordinated debt, and $40.0 million of Holdings' preferred stock. Of the $270.0 million of debt proceeds, $22.0 million was used for debt issuance costs and approximately $25.0 million was used for working capital purposes. The installment note payable to Baxter was paid in full plus accrued interest on January 6, 1995 with restricted cash. In addition to the $3.7 million preliminary purchase price adjustment and in accordance with provisions of the Purchase and Sale Agreement, the Company had submitted a reimbursement request to Baxter for approximately $16.4 million of "Excluded General Liabilities" related to recorded pre-Dade Acquisition period "Taxes" and "Employee Benefits" obligations, as defined, which were paid on Baxter's behalf by the Company. The Company received a substantial portion of the estimated amounts due from Baxter, including final receipt in January 1996 from Baxter of $9.7 million. The negotiated amount of the final purchase price that was not received was charged to negative goodwill in the finalization of acquisition accounting.

  The following represents the unaudited pro forma results of operations of the Company as if the Dade Acquisition had occurred on January 1, 1994 after giving effect to certain adjustments, including the exclusion of Burdick & Jackson's and Bartels' results, reduced depreciation of property, plant and equipment, reduced amortization of intangibles, amortization of negative goodwill, cost savings from the Company's restructuring actions (Note 9), increased employee benefits offset by reduced postretirement expenses, increased stand alone costs, increased expense on acquisition debt, the exclusion of non-recurring inventory write-offs, and the related income tax effects of these adjustments (in millions):

                                                         PRO FORMA
                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                            1994
                                                        ------------
                                                        (UNAUDITED)
        Net sales......................................    $626.1
                                                           ======
        Net income.....................................    $ 44.3
                                                           ======

  The unaudited pro forma results of operations presented above, which have been adjusted to reflect the final amount of negative goodwill, are not necessarily indicative of the results that actually would have been obtained if the Dade Acquisition had occurred on January 1, 1994 and are not intended to be a projection of future results or trends.

                            DADE INTERNATIONAL INC.

6. INVENTORIES

  Inventories of the Company consist of the following (in millions):

                                                       DECEMBER 31, DECEMBER 31,
                                                           1995         1996
                                                       ------------ ------------
      Raw materials...................................    $ 21.9       $ 33.1
      Work-in-process.................................      34.4         39.9
      Finished products...............................      65.7         82.0
                                                          ------       ------
      Total inventories...............................    $122.0       $155.0
                                                          ======       ======

  In connection with the Dade Acquisition (Note 5) and the Chemistry Acquisition (Note 4), which were recorded in accordance with the purchase method of accounting, the Company's inventories were written-up by $46.0 million and $24.8 million. Of the $46.0 million write-up, $5.6 million was charged to Cost of goods sold during the period December 17, 1994 through December 31, 1994. The remaining $40.4 million was charged to Cost of goods sold during the period January 1, 1995 through March 31, 1995. The $24.8 million Chemistry Acquisition write-up was charged to Cost of goods sold during the second quarter of 1996. During 1996, a $9.5 million non-cash charge was recorded to establish a reserve for excess spare parts.

7. NET ASSETS HELD FOR SALE

  The Company operated two businesses (Burdick & Jackson and Bartels) which, along with certain excess land and warehouse facilities at another location, were identified at the date of the Dade Acquisition (Note 5) as operations and assets to be sold. The Company recorded "Net assets held for sale" which represented the estimated proceeds to be received from the sale of these operations and the excess land and warehouse facilities plus expected operating cash flow during the holding period, offset by interest expense on bank debt to be repaid with the estimated sales proceeds. Interest expense allocated to net assets held for sale aggregated $6.1 million for the year ended December 31, 1995.

  During 1995, Bartels was sold for gross proceeds of $16.5 million. The excess of the actual net proceeds over the Bartels carrying value at the date of its sale resulted in an adjustment and reallocation of the acquisition cost of the Company. The excess land facilities were sold during the first quarter of 1996 for the expected net proceeds of $10.8 million. Burdick & Jackson was sold during the fourth quarter of 1996 for cash proceeds of $44.0 million which resulted in a pretax loss of $2.8 million.

  Net sales of $34.3 million and net income of $5.8 million, reflecting the combined operating results of Bartels and Burdick & Jackson, have been included in the 1994 financial statements of the Predecessor.

8. PROPERTY, PLANT & EQUIPMENT

  Property, plant and equipment of the Company consist of the following (in millions):

                                                       DECEMBER 31, DECEMBER 31,
                                                           1995         1996
                                                       ------------ ------------
      Land............................................    $ --         $  5.7
      Buildings and leasehold improvements............      0.4          36.0
      Machinery and equipment.........................      8.8          95.2
      Equipment placed with customers.................     18.1          43.8
      Construction in progress........................      8.9          38.7
                                                          -----        ------
      Total property, plant and equipment, at cost....     36.2         219.4
      Accumulated depreciation and amortization.......     (4.4)        (32.4)
                                                          -----        ------
          Net property, plant and equipment...........    $31.8        $187.0
                                                          =====        ======

  Equipment placed with customers is comprised of instruments given away at no charge in exchange for contractual commitments for ongoing reagent revenues. This equipment is depreciated on a straight-line basis over a period not exceeding 8 years. The net book value of this equipment was $15.0 million at December 31, 1995 and $22.0 million at December 31, 1996. Management believes the carrying value of this equipment is recoverable from the revenues anticipated from future reagent sales.

                            DADE INTERNATIONAL INC.

9. RESTRUCTURING

  In conjunction with the Chemistry Acquisition, the Company recorded a $15.0 million restructuring charge and also allocated $15.0 million of the Chemistry Acquisition purchase price to provide for the costs of a restructuring plan designed to decrease operating costs, increase efficiencies and eliminate redundant field service operations. Restructuring actions, which are expected to be substantially complete within one year, include closing two production facilities, reorganizing the domestic field service function, streamlining operations in Canada and eliminating international management and marketing redundancies. A total of 718 employees were identified for termination as part of these actions; 595 of which were employees of the Company prior to the Chemistry Acquisition. $10.6 million of the $15.0 million restructuring charge relates to severance and related costs; with the balance relating to exit costs. Of the $15.0 million reserve established through the allocation of the Chemistry Acquisition purchase price, $8.9 million relates to severance and other related costs, $0.3 million relates to relocation with the balance related to other integration and exit costs. As of December 31, 1996, 217 of the 595 employees described above had been severed; while 89 of the 123 Chemistry Acquisition employees had been severed. During 1996, an aggregate of $3.2 million was paid for severance and $5.8 million was paid for exit costs. The reserve for this restructuring action was $21.0 million as of December 31, 1996.

  At the time of the Dade Acquisition, the Company's management had identified a series of strategic restructuring actions for which it accrued an aggregate reserve of $21.0 million to cover severance actions ($10.8 million) and direct costs to exit certain facilities ($10.2 million) as part of a facilities and plant rationalization program. This overall plan is designed to improve the Company's future profitability. Restructuring actions include moving certain reagent production from Puerto Rico to Miami; consolidation and relocation of Paramax's manufacturing operations from Irvine, California; exiting an existing leased facility in Miami and moving the operations to owned facilities in Miami; streamlining the European sales force and exiting the Company's in-house printing and labeling functions in favor of third-party outsourcing. A total gross headcount reduction of 482 was identified as a part of these actions, consisting primarily of manufacturing and manufacturing support personnel at the affected operations and sales force personnel in Europe. The program was completed by December 1996 and all reserve amounts were expended. During 1995, the Company paid $4.9 million to cover severance actions, paid $9.0 million for direct costs to exit certain facilities and terminated 288 under its restructuring plan, leaving a remaining restructuring reserve balance at December 31, 1995 of $7.1 million.

  For the period ending December 16, 1994, the Predecessor paid $4.3 million (primarily for severance) relating to restructuring measures undertaken by BDI in 1993 to downsize its sales, general and administrative and non strategic research and development staffs.

10. ACCRUED LIABILITIES

  Accrued liabilities of the Company consist of the following (in millions):

                                                      DECEMBER 31, DECEMBER 31,
                                                          1995         1996
                                                      ------------ ------------
      Salaries, wages, commissions, withholdings and
       other payroll taxes..........................     $ 36.0       $ 39.3
      Property, sales and use and other taxes.......        8.4          7.1
      Restructuring and downsizing costs............        7.1         21.0
      Deferred service contract revenue/warranty....       11.3         19.5
      Interest payable..............................        8.8         11.1
      Other.........................................       34.3         48.5
                                                         ------       ------
                                                         $105.9       $146.5
                                                         ======       ======

                            DADE INTERNATIONAL INC.

--------
11. LONG-TERM DEBT

  Long-term debt of the Company consists of the following (in millions):

                                                       DECEMBER 31, DECEMBER 31,
                                                           1995         1996
                                                       ------------ ------------
      Revolver........................................    $  --        $  --
      Bank Credit Agreement:
        A Term Loan...................................      39.9        165.0
        B Term Loan...................................      36.6         90.0
        C Term Loan...................................      41.2         90.0
        D Term Loan...................................      45.8         95.0
      13% Senior Subordinated Notes...................     120.0          --
      11 1/8% Senior Subordinated Notes...............       --         350.0
                                                          ------       ------
                                                           283.5        790.0
        Less current portion..........................      (5.8)        (3.4)
                                                          ------       ------
                                                          $277.7       $786.6
                                                          ======       ======

  To fund the Chemistry Acquisition, the Company refinanced its existing indebtedness by entering into a new credit agreement with a number of banks ("New Bank Credit Agreement") providing for borrowing up to $585.0 million, issued $350.0 million of 11 1/8% Senior Subordinated Notes, and repurchased its $120.0 million 13% Senior Subordinated Notes.

  The Company filed a registration statement on Form S-1 in October 1996 under the Securities Act of 1933, involving the registration of $350.0 million of its Series B 11 1/8% Senior Subordinated Notes due 2006, which were exchanged for its 11 1/8% Senior Subordinated Notes due 2006.

 New Bank Credit Agreement

  The New Bank Credit Agreement consists of $460.0 million in term loans and $125.0 million in a revolving credit facility ("Revolving Credit Facility"). The borrowings are guaranteed by Holdings and the Company's domestic subsidiaries, and are secured by substantially all the domestic assets and certain foreign assets of the Company.

  Indebtedness under the New Bank Credit Agreement bears interest at (i) the base rate (as defined) plus margins ranging from 1.715% to 2.75% or (ii) the Eurodollar Rate plus margins ranging from 2.75% to 3.75%. At December 31, 1996 the Company funded its borrowings using the Eurodollar Rate. The Eurodollar Rate in effect at December 31, 1996 was 5.94% in respect of A Term Loan, 5.56% in respect of B Term Loan, 5.56% in respect of C Term Loan, and 5.63% in respect of D Term Loan.

  The New Bank Credit Agreement contains various restrictive covenants including mandatory repayments under certain conditions, minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio, and other covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset purchases and sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, (including the 11 1/8% Senior Subordinated Notes), liens and encumbrances and other matters customarily restricted in such agreements. The Company was in compliance with all debt covenants at December 31, 1995 and December 31, 1996.

                            DADE INTERNATIONAL INC.

  Under the terms of the New Bank Credit Agreement, the Company is required to maintain specified levels of interest rate protection. The Company has purchased a series of interest rate caps under which the Company will receive cash payment from the counterparties if certain indexed rates of interest are exceeded. Premiums paid for the purchase of the caps are capitalized and amortized to interest expense over the life of the cap.

  The Revolving Credit Facility may be repaid and reborrowed at any time and is due December 31, 2001. The Company is required to pay to the lenders under the New Bank Credit Agreement a commitment fee equal to 1/2 of 1% per annum, payable on a quarterly basis, on the average unused portions of the Revolving Credit Facility and Term Loans during such quarter. At December 31, 1996, no amounts were outstanding under the Revolving Credit Facility.

  The A, B, C, and D Term Loans mature on December 31, 2001, 2002, 2003, and 2004, respectively. The Company will be required to pay quarterly amortization payments beginning March 31, 1997.

 Initial Bank Credit Agreement

  Prior to the Chemistry Acquisition, the Company had a bank credit agreement which provided for loans of up to $275.0 million (subsequently amended to $250.0 million) as follows: A Term loan--$50.0 million, B Term loan--$40.0 million, C Term loan--$45.0 million, D Term loan--$50.0 million, and a revolving credit facility of $65.0 million. The Term loans and revolving credit facility bore interest at floating rates based on various, elective indices. The interest rates in effect at December 31, 1995 were as follows: A Term loan--8.625%, B Term loan--9.125%, C Term loan--9.1875%, D Term loan-- 9.5%. No amounts were outstanding on the revolving credit facility at December 31, 1995.

 Senior Subordinated Notes

  Interest on the 11 1/8% Senior Subordinated Notes due 2006 accrues from the date of issuance and is payable semi-annually on May 1 and November 1, commencing November 1, 1996. The 11 1/8% Senior Subordinated Notes are redeemable in whole or in part, at the Company's option commencing May 1, 2001. The 11 1/8% Senior Subordinated Notes contain restrictive covenants such as the incurrence of additional debt, mergers and change of control.

  In connection with the debt refinancing and purchase of the 13% Senior Subordinated Notes due 2005, $18.1 million ($11.4 million net of tax) and $21.6 million ($13.6 million net of tax) of premiums were recognized as extraordinary items.

 Other Credit Facilities

  During 1995, the Company entered into a multi-currency credit facility providing for aggregate borrowings of up to $10 million. This facility provides working capital funds to several foreign subsidiaries. At December 31, 1995 and December 31, 1996, borrowings aggregating $1.0 million and $4.3 million, respectively, were outstanding under the facility at interest rates on the various components equal to the specific foreign currency LIBOR rate plus a margin of 2.75%.

  In addition to the multi-currency credit facility at December 31, 1996, the Company has utilized $11.5 million of various short-term lines of credit at various interest rates related to its foreign operations.

                            DADE INTERNATIONAL INC.

 Aggregate Maturities of Long-Term Debt

  The aggregate maturities of long-term debt at December 31, 1996 are as follows (in millions):

        1997................................................. $  3.4
        1998.................................................   13.4
        1999.................................................   35.5
        2000.................................................   49.4
        2001.................................................   80.5
        Thereafter...........................................  607.8
                                                              ------
                                                              $790.0
                                                              ======

12. INCOME TAXES

  Income (loss) before income tax expense is as follows (in millions):

                                     PREDECESSOR
                                   ---------------
                                     PERIOD FROM   PERIOD FROM
                                   JANUARY 1, 1994 DECEMBER 17,  YEARS ENDED
                                       THROUGH     1994 THROUGH DECEMBER 31,
                                    DECEMBER 16,   DECEMBER 31, --------------
                                        1994           1994     1995    1996
                                   --------------- ------------ -----  -------
      Domestic (including Puerto
       Rico).....................      $ 73.7         $(4.2)    $20.5  $(103.8)
      Foreign....................       (23.7)          --       (0.6)   (21.9)
                                       ------         -----     -----  -------
      Income (loss) before income
       tax expense...............      $ 50.0         $(4.2)    $19.9  $(125.7)
                                       ======         =====     =====  =======

                            DADE INTERNATIONAL INC.

 Tax Expense (Benefit)

  Income tax expense (benefit) consists of the following (in millions):

                                       PREDECESSOR
                                     ---------------
                                       PERIOD FROM   PERIOD FROM
                                     JANUARY 1, 1994 DECEMBER 17, YEARS ENDED
                                         THROUGH     1994 THROUGH DECEMBER 31,
                                      DECEMBER 16,   DECEMBER 31, -------------
                                          1994           1994     1995    1996
                                     --------------- ------------ -----  ------
      CURRENT
      Domestic:
        Federal....................       $ --          $ --      $ 1.0  $  --
        State and local (including
         Puerto Rico)..............         5.5           0.2       3.6     2.6
      Foreign......................         1.9           --        1.0     0.2
                                          -----         -----     -----  ------
        Current tax expense........         7.4           0.2       5.6     2.8
                                          -----         -----     -----  ------
      DEFERRED
      Domestic:
        Federal....................       $ --           (2.5)     (0.3)  (38.5)
        State and local (including
         Puerto Rico)..............         7.1           --        0.2    (6.5)
      Foreign......................        (0.3)          --        1.7    (3.2)
                                          -----         -----     -----  ------
        Deferred income tax expense
         (benefit).................         6.8          (2.5)      1.6   (48.2)
                                          -----         -----     -----  ------
        Total income tax expense
         (benefit).................       $14.2         $(2.3)    $ 7.2  $(45.4)
                                          =====         =====     =====  ======

 Tax Rates

  Differences between income taxes computed using the U.S. federal income tax statutory rate of 35% and income tax expense recorded by the Company are attributable to the following (in millions):

                                       PREDECESSOR
                                     ---------------
                                       PERIOD FROM   PERIOD FROM
                                     JANUARY 1, 1994 DECEMBER 17, YEARS ENDED
                                         THROUGH     1994 THROUGH DECEMBER 31,
                                      DECEMBER 16,   DECEMBER 31, -------------
                                          1994           1994     1995    1996
                                     --------------- ------------ -----  ------
       Income tax expense (benefit)
        at statutory rate..........      $ 17.5         $(1.5)    $ 7.0  $(44.0)
       Tax exempt operations.......       (26.5)         (0.8)     (4.8)   (2.9)
       Nondeductible (non-taxable)
        goodwill...................         2.2            --      (0.2)    0.5
       State and local taxes (net
        of federal benefit)........         0.5            --       0.5    (4.5)
       Valuation allowances........         8.9            --       3.1     6.3
       U.S. tax on unremitted
        foreign earnings...........          --            --       1.1    (0.1)
       Foreign tax expense
        (benefit)..................        11.5            --      (0.3)   (2.9)
       Other factors...............         0.1            --       0.8     2.2
                                         ------         -----     -----  ------
       Income tax expense
        (benefit)..................      $ 14.2         $(2.3)    $ 7.2  $(45.4)
                                         ======         =====     =====  ======

                            DADE INTERNATIONAL INC.

 Deferred Taxes

  Deferred tax assets (liabilities) of the Company are comprised of the following (in millions):

                                                      DECEMBER 31, DECEMBER 31,
                                                          1995         1996
                                                      ------------ ------------
      Gross deferred tax (liabilities)...............    $ (4.6)      $ (2.7)
                                                         ------       ------
      Property, plant and equipment basis
       differences...................................      40.7         27.4
      Inventory basis difference.....................       7.7         19.3
      Accrued liabilities not currently deductible...       8.9         30.3
      Other intangible assets basis difference.......      58.2         89.5
      Net operating loss carryforwards...............      22.3         64.6
      Other..........................................      18.8          5.4
                                                         ------       ------
      Gross deferred tax assets......................     156.6        236.5
      Valuation allowance............................     (13.6)       (19.1)
                                                         ------       ------
      Net deferred tax assets........................     143.0        217.4
                                                         ------       ------
                                                         $138.4       $214.7
                                                         ======       ======

  Gross deferred tax assets were adjusted upward during 1995 by $21.3 million related to the reallocation of final purchase price and the fair value of net assets acquired (Note 5) related to the Dade Acquisition.

  In assessing the value of the gross deferred tax assets at December 31, 1996, management analyzed the Company's forecast for future taxable earnings (and losses) by jurisdiction and other relevant factors and concluded that recoverability of the deferred tax asset of $217.4 million, net of a $19.1 million valuation allowance, was more likely than not.

  The Company received a tax exemption grant from Puerto Rico during 1996 which provides that its manufacturing operations be partially exempt from local taxes until the year 2014. Appropriate taxes have been provided for these operations assuming repatriation of all available earnings. Total income tax benefit for the year ended December 31, 1996 includes tax benefits aggregating $4.4 million related to this grant.

  At December 31, 1995 and 1996, the Company had net operating loss carryforwards available in the United States for federal income tax return purposes of $30.0 million and $127.3 million, respectively, which expire during 2009 through 2011. U.S. tax rules impose limitations on the use of net operating losses and excess tax bases following certain changes in ownership. If such a change were to occur, the limitation could reduce the amount of these benefits that would be available to offset future taxable income, starting with the year of ownership change. Additionally, at December 31, 1996, the Company had net operating loss carryforwards available in countries outside of the United States of $34.5 million with various dates of expiration.

  Deferred U.S. federal income taxes and foreign withholding taxes have been provided on the undistributed earnings of foreign subsidiaries deemed available for repatriation.

13. STOCKHOLDER'S EQUITY

 Common Stock

  The Company's common stock consists of 1,000 authorized shares of $.01 par value stock with voting rights, of which 1,000 shares were issued and outstanding at December 31, 1995 and 1996. All outstanding shares at December 31, 1995 and 1996 were owned by Holdings.

                            DADE INTERNATIONAL INC.

 Preferred Stock of Holdings

  Preferred stock of Holdings, with a fair value of $40.0 million, was issued to Baxter on December 20, 1994 as part of the total consideration paid to Baxter for the Company. Such consideration was contributed by Holdings to the capital of the Company and is classified as "Additional paid-in capital" at December 31, 1994. A portion of the preferred stock was repurchased by Holdings from Baxter in a negotiated transaction and canceled by Holdings in December 1995 for an aggregate purchase price less than its fair value at issuance. The Company distributed $15.8 million to Holdings in December 1995 for Holdings' use for such preferred stock repurchase.

 Stock Purchase and Option Plans of Holdings

  During 1995 and 1996, Holdings adopted the 1995 and 1996 Executive Stock Purchase and Option Plans (the "Executive Plans") and the 1995 and 1996 Management Stock Option Plans (the "Plans"), respectively. The Executive Plans provide for the sale of Holdings' common stock and the issuance of nonqualified stock options to purchase Holdings' common stock to certain members of the Company's management. The Plans provide for the issuance of nonqualified stock options to purchase Holdings' common stock to certain other members of the Company's management. During 1995 and 1996, the proceeds from the exercise of options and the sale of Holdings' common stock were contributed to the Company by Holdings as Additional paid-in capital. During 1996, the Company paid a dividend to Holdings for the repurchase of Holdings' common stock held by former members of the Company's management.

  All common stock shares sold, and stock options granted, to management under the Executive Plans and the Plans have issuance and exercise prices equal to or greater than the fair market value of Holdings' common stock on the date of sale or grant. The stock options have various vesting terms based upon the Company's performance and the passage of time. All granted stock options vest within ten years of the date of grant.

14. TRANSACTIONS WITH BAXTER AND ALLEGIANCE

  Commencing in December 1994, the Company and Baxter entered into a distribution agreement within the United States and other ancillary agreements to provide transition services to the Company and product services to Baxter. The terms of such agreements are summarized in the following paragraphs.

 U.S. Distribution Agreement

  The U.S. Distribution Agreement, which became effective at the closing of the Dade Acquisition, gave Baxter's U.S. Distribution Division the right, generally on an exclusive basis, to sell the Company's products in the areas in which Baxter's U.S. Distribution Division previously sold BDI's products. Effective October 1, 1996, Baxter "spun-off" its distribution business as Allegiance Healthcare Corporation ("Allegiance") and Allegiance assumed the Company's distribution agreement. The term of this agreement is five years and provides for an automatic two year renewal term, and thereafter successive one year renewal terms. Allegiance may terminate the agreement at any time after the four year anniversary date by providing the Company with at least six months prior written notice. The Company may also terminate the agreement at any time after the eighteen month anniversary with at least six months prior written notice. As of December 31, 1995 and 1996, the Company had $64.9 million and $6.1 million, respectively, of accounts receivable from Baxter. As of December 31, 1995 and 1996, payables to Baxter were $14.5 million and $3.3 million, respectively. Net sales to Baxter's U.S. Distribution Division aggregated $15.4 million for the period from December 17, 1994 through December 31, 1994, $348.6 million for the year ended December 31, 1995 and $221.8 million for the year ended December 31, 1996. Net sales to Baxter divisions other than U.S. Distribution aggregated $15.3 million for the year ended December 31, 1995 and $14.9 million for the year ended December 31, 1996. Net sales to Allegiance totaled $72.2 million in 1996. At December 31, 1996, receivables from Allegiance totaled $47.3 million.

                            DADE INTERNATIONAL INC.

  The U.S. Distribution Agreement provides for distribution margins to be received by the distributor at specified percentages of end-user selling prices for which the distributor will provide the following: customer service, distribution services, outbound transportation, accounts receivable credit and collection, post sales service, leasing services (including capital equipment coordinators), sales administration, and a quality assurance program. Allegiance will also continue to include the Company's products in Allegiance's Corporate Program which provides rebates to customers who meet large volume purchase requirements.

  The Company reimbursed Baxter for office support, national rebates and administration fees to multi-hospital systems, marketing tracing fees and cash application services at Baxter's cost, which aggregated $0.2 million for the period December 17, 1994 through December 31, 1994, $4.1 million during the year ended December 31, 1995, and $3.5 million during the year ended December 31, 1996.

 Transition Services Agreement

  Pursuant to the Transition Services Agreement, which had a two year term, Baxter supplies the Company with certain international support services including regulatory support, sales and marketing support, warehousing services, human resource support, information resources, office space and accounting support. Baxter also provided for two years certain domestic support services including data processing, regulatory and administrative services. During 1996, the Company negotiated an extension, from one year to three years, of the Transition Services Agreement for certain international support services. The Consolidated Statements of Operations include $0.2 million for these services for the period December 17, 1994 through December 31, 1994, $12.1 million for these services for the year ended December 31, 1995, and $14.5 million for these services for the year ended December 31, 1996.

 Allocation of Baxter Selling, General and Administrative Expenses--Predecessor

  Baxter had provided to the Predecessor certain domestic and international support services including legal, treasury, audit, data processing, insurance, human resources, facility, regulatory and administrative services. Charges for these domestic and international services to the Predecessor were based on allocations of Baxter's actual direct and indirect costs using varying allocation bases as appropriate (sales, payroll, headcount, managed capital, etc.) designed to estimate the actual cost incurred by Baxter to render these services to the Predecessor. The allocation process was consistent with the methodology used by Baxter to allocate the cost of similar services provided to its other business units. The allocated costs of these services are reflected in the Combined/Consolidated Statements of Operations and are summarized in the table below. No provision was made for possible incremental expense that would have been incurred had the Predecessor operated as an independent, stand-alone entity.

  The Predecessor also leased certain facilities on a month-to-month basis from Baxter. The lease rates approximated Baxter's cost and are included in the table below in the caption "Certain domestic services provided by Baxter."

  Baxter's U.S. Distribution Division was the exclusive distributor for the Predecessor's products in the United States. The U.S. Distribution Division provided the following services to BDI: customer service, distribution services, outbound transportation, accounts receivable, credit and collection, post-sales services, leasing services (including capital equipment coordinators), sales administration, participation in a volume rebate program for customers, and a quality assurance program.

                            DADE INTERNATIONAL INC.

  The estimated cost of providing these services was allocated to the Predecessor based on an allocation of actual direct and indirect cost incurred by the U.S. Distribution Division to provide these services. The allocation methodology was based primarily on sales volume and was consistent with the manner in which such costs were allocated to other Baxter manufacturing divisions for which the U.S. Distribution Division is the exclusive U.S. distributor. Based on Baxter's exclusive distribution arrangements with independent, third-party manufacturers, management believes these allocations approximated "arms-length" pricing for these services.

  The allocated costs of these services are included as direct reductions of Net sales in the Combined/ Consolidated Statements of Operations. Sales of products and services through Baxter, net of allocated distribution costs, represented 68.0% of total company sales for the period January 1, 1994 through December 16, 1994.

  The Product Services unit of the Predecessor provided maintenance and repair services for medical devices sold by the Predecessor and several other Baxter operating units. The allocated cost of these services was billed to Baxter on the basis of hourly billing rates for services rendered, and is included in Net sales in the Combined/ Consolidated Statements of Operations as summarized in the table below.

  A summary of the Predecessor transactions described in the paragraphs above, all of which are with Baxter or Baxter affiliates, is shown in the table below (in millions):

                                                                  PERIOD FROM
                                                                JANUARY 1, 1994
                                                                    THROUGH
                                                               DECEMBER 16, 1994
                                                               -----------------
      Product services provided to Baxter.....................       $ 5.8
                                                                     =====
      Certain domestic services provided by Baxter............         6.5
      Certain international services provided by Baxter.......        20.7
      Other distribution services provided by Baxter..........         1.2
                                                                     -----
      Total services provided by Baxter.......................       $28.4
                                                                     =====

15. RELATED PARTY TRANSACTIONS

 Management Services Agreements

  The Company and Holdings entered into five year Management Service Agreements with Bain Capital and Goldman, Sachs & Co. (an affiliate of GS Capital) pursuant to which they will pay Bain Capital and Goldman, Sachs & Co. an aggregate annual fee of up to $3.0 million, subject to compliance with the terms of the indenture governing the 11 1/8% Senior Subordinated Notes, plus their respective out-of-pocket expenses. Pursuant to the Management Services Agreements, Bain Capital and Goldman, Sachs & Co. have provided, and will continue to provide, management consulting, advisory services and support, negotiation and analysis of financing alternatives, acquisitions, divestitures and other services agreed upon by the Company, Bain Capital and Goldman, Sachs & Co. The Company paid $5.1 million for advisory fees and related expenses to Bain Capital and $1.5 million to Goldman, Sachs & Co. in connection with the Dade Acquisition (Note 5). In connection with the Chemistry Acquisition (Note
4), the Company paid $11.4 million for advisory fees and expenses to Bain Capital and $3.6 to Goldman, Sachs & Co. Advisory fees and related expense reimbursements under the Management Services Agreements of $1.8 million and $0.3 million to Bain Capital and Goldman, Sachs & Co. are included in the Consolidated Statement of Operations for the years ended December 31, 1995. For the year ended December 31, 1996 the Consolidated Statement of Operations includes advisory fees and related expenses of $2.7 million and $0.3 million to Bain Capital and Goldman, Sachs & Company, respectively.

                            DADE INTERNATIONAL INC.

16. RETIREMENT PROGRAMS

  The Company maintains non-contributory defined benefit pension plans covering substantially all employees in the United States and Puerto Rico ("Domestic Plans") and a combination of contributory and non-contributory plans in certain foreign locations ("Foreign Plans"). Through December 31, 1996, the Domestic Plans' benefits are based on years of service and the employees compensation during five of the last ten years of employment as defined by the plans. Effective January 1, 1997, the Company amended its pension plan covering U.S. employees to change to a cash balance formula. The Company's funding policy is to make contributions to the trusts of the plans which meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974 ("ERISA").

  During 1995, the Administrative Benefits Committee, as appointed by the Board of Directors, approved an amendment to the Dade Puerto Rico Pension Plan ("Puerto Rico Plan") to suspend participation in the Puerto Rico Plan as of December 31, 1995. No further benefits are accrued for service after that date. Investments and assets of the Puerto Rico Plan are anticipated to meet the projected benefit obligation of the eligible participants as of December 31, 1996. The Puerto Rico Plan was replaced with a defined contribution plan effective January 1, 1996.

  Under the terms of the Chemistry Acquisition Purchase and Sale Agreement (Note 4), the transferred DuPont employees' pension assets and liabilities were transferred directly into the existing Domestic Plans and the Company assumed responsibility for the liability for future benefits payable under the terms of the Company's plan for those employees as of the Chemistry Acquisition date.

  Under the terms of the Dade Acquisition, Baxter retained liability for future benefits payable to existing retirees and non-transferred employees of the Predecessor as of the Dade Acquisition date, and the Company established new plans for retained active employees. During 1995, substantially all of the assets were transferred to the new plans. At December 31, 1995 and December 31, 1996, plan assets primarily consist of stocks, bonds and contracts with insurance companies.

  Assets held by the trusts of the Company's plans consist of the following (in millions):

                                                                   DECEMBER 31,
                                                                   ------------
                                                                   1995   1996
                                                                   ----- ------
Total assets--Domestic Plans...................................... $26.6 $104.0
Total assets--Foreign Plans....................................... $11.4 $ 12.7

 Pension Expense

  Pension expense applicable to the Company includes the following components (in millions):

                                                PERIOD FROM     YEARS ENDED
                                             DECEMBER 17, 1994 DECEMBER 31,
                                                  THROUGH      --------------
                                             DECEMBER 31, 1994  1995    1996
                                             ----------------- ------  ------
      Service cost-benefits earned during
       the period...........................       $ 0.1       $  4.5    $7.4
      Interest cost on projected benefit
       obligation...........................         0.1          2.9     5.8
      Actual return on assets...............        (0.1)        (2.0)   (8.8)
      Net amortization and deferral.........          --         (0.3)    1.5
      Curtailment gains.....................          --          --     (2.1)
                                                   -----       ------  ------
      Total pension expense.................       $ 0.1       $  5.1  $  3.8
                                                   =====       ======  ======

  Curtailment gains of $1.5 million and $0.6 million related to restructuring actions and the sale of Burdick & Jackson, respectively, were recognized in 1996.

                            DADE INTERNATIONAL INC.

  Assumptions used for the above pension expense calculations include:

                                                 PERIOD FROM     YEARS ENDED
                                              DECEMBER 17, 1994 DECEMBER 31,
                                                   THROUGH      -------------
                                              DECEMBER 31, 1994  1995   1996
                                              ----------------- ------ ------
      Discount rate applied to benefit
       obligation:
        Domestic plans.......................       8.75%        8.75%  7.75%
        Foreign plans (average)..............                    4.30%  5.00%
      Long-term return on assets:
        Domestic plans.......................       9.50%        9.50%  9.50%
        Foreign plans (average)..............                    5.00%  5.40%

  As International Operations' results are excluded from the Company's Consolidated Statement of Operations for the period from December 17, 1994 through December 31, 1994, no pension expense related to International Operations was recorded in the Consolidated Statement of Operations during that period.

 Funded Status

  The following tables set forth the funded status of amounts applicable to the Company (in millions):

                                                    UNDERFUNDED     OVERFUNDED
                                                       PLANS          PLANS
                                                   --------------  ------------
                                                   DECEMBER 31,
                                                   --------------  DECEMBER 31,
                                                    1995    1996       1996
                                                   ------  ------  ------------
      Actuarial present value of benefit
       obligation:
        Vested benefits........................... $ 46.5  $ 15.5    $  65.4
                                                   ------  ------    -------
        Accumulated benefits......................   46.8    18.0       70.4
                                                   ------  ------    -------
        Projected benefits........................   56.0    24.6       70.7
      Less accumulated plan assets at fair value..  (38.0)  (14.3)    (102.4)
                                                   ------  ------    -------
      Projected benefit obligation in excess of
       plan assets................................   18.0    10.3      (31.7)
      Unrecognized net gains (losses) and
       unrecognized prior service cost............   (5.1)   (0.3)       5.7
                                                   ------  ------    -------
          Net pension liability................... $ 12.9  $ 10.0    $ (26.0)
                                                   ======  ======    =======

  Assumptions used for the above funded status calculations include:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                    DECEMBER 31, -------------
                                                        1994      1995   1996
                                                    ------------ ------ ------
      Annual rate of increase in compensation
       levels:
        United States plans.......................     4.50%      4.50%  4.50%
        Puerto Rico plan..........................     4.00%      4.00%    N/A
        Foreign plans (average)...................     4.60%      3.10%  4.00%
      Discount rate applied to benefit obligation:
        United States plans.......................     8.75%      7.75%  8.25%
        Puerto Rico plan..........................     8.75%      7.75%  8.25%
        Foreign plans (average)...................     6.00%      4.30%  5.00%

                            DADE INTERNATIONAL INC.

 Savings Plan

  Most domestic employees are eligible to participate in the Dade International Savings Investment Plan (SIP), a Company-sponsored qualified 401(k) plan. Participants may contribute up to 12% of their annual compensation, up to certain limits, to the SIP and the Company matches the participants' contributions, up to 3% of compensation. Matching contributions made by the Company were $0.1 million for the period December 17, 1994 through December 31, 1994, $2.6 million for the year ended December 31, 1995 and $3.2 million for the year ended December 31, 1996.

 Post-Retirement Benefits

  In conjunction with the Dade Acquisition the Company did not assume any existing post-retirement benefit obligations. In connection with the Chemistry Acquisition, the Company agreed to provide post-retirement benefits to a limited number of transferred DuPont employees for a three year period, with full reimbursement of any such costs from DuPont. Under a separate agreement, the Company and DuPont have agreed to defer the start of the Company's post-retirement program until 1997. As of December 31, 1996 the Company does not offer post-retirement benefits to its other employees.

17. RETIREMENT PROGRAMS--PREDECESSOR

  BDI participated in Baxter-sponsored, non-contributory defined benefit pension plans covering substantially all employees in the United States and Puerto Rico. The benefits were based on years of service and the employee's compensation during five of the last ten years of employment as defined by the plans. Baxter's funding policy was to make contributions to the trust of the Qualified Plans which met or exceeded the minimum requirements of ERISA. Assets held by the trusts of the plans consisted primarily of equity and fixed income securities. BDI also participated in Baxter-sponsored retirement plans in certain locations outside the United States and Puerto Rico.

 Pension Expense

  Pension expense applicable to BDI included the following components (in millions):

                                                                  PERIOD FROM
                                                                JANUARY 1, 1994
                                                                    THROUGH
                                                               DECEMBER 16, 1994
                                                               -----------------
      Service cost-benefits earned during the period..........       $ 4.1
      Interest cost on projected benefit obligation...........         3.1
      Actual return on assets.................................        (2.5)
      Net amortization and deferral...........................         0.7
                                                                     -----
          Total pension expense...............................       $ 5.4
                                                                     =====

  Assumptions used for the above pension expense calculations included:

                                                                           1994
                                                                           -----
      Discount rate applied to benefit obligation:
        United States and Puerto Rico plans...............................  7.5%
        Foreign plans (average)...........................................  7.0%
      Long-term return on assets:
        United States and Puerto Rico plans............................... 10.5%
        Foreign plans (average)...........................................  8.0%

                            DADE INTERNATIONAL INC.

 Post-retirement Benefits

  In addition to pension benefits, BDI participated in certain Baxter-sponsored contributory healthcare and life insurance benefit plans for substantially all domestic retired employees. Under these plans, BDI accrued costs for post-retirement benefits over the service years of the employees. The post-retirement benefit plans were not funded.

  Net post-retirement healthcare and life insurance expense ("post-retirement benefits") applicable to BDI for active employees included the following components (in millions):

                                                                   PERIOD FROM
                                                                 JANUARY 1, 1994
                                                                     THROUGH
                                                                  DECEMBER 16,
                                                                      1994
                                                                 ---------------
      Service cost-benefits earned during the period............      $0.5
      Interest cost on projected benefit obligations............       0.4
                                                                      ----
      Net post-retirement benefits cost.........................      $0.9
                                                                      ====

  Assumptions used in determining the net post-retirement benefits cost were:

                                                                           1994
                                                                           -----
      Discount rate.......................................................  7.5%
      Annual rate of increase in the per capita costs..................... 13.0%
      Rate to decrease to.................................................  5.0%
      By the year ended...................................................  2004

 Savings Plan

   Most of the United States employees were eligible to participate in a Baxter-sponsored qualified 401(k) plan. Participants could contribute up to 12% of their annual compensation (limited in 1994 to $9,240 per individual) to the plan and Baxter matched participants' contributions, up to 3% of compensation. Matching contributions made by Baxter related to BDI's employees were $3.3 million for the period January 1, 1994 through December 16, 1994.

18. COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

  The Company is a party in a number of legal proceedings. Based on the advice of legal counsel, management believes that any potential liability relative to the various legal proceedings pending against the Company will not have a material adverse effect on the Company's conduct of its business, its results of operations, or its financial position.

 Letters of Credit

  As of December 31, 1996, the Company has letters of credit outstanding of approximately $3.4 million.

 Operating Leases

  The Company leases certain facilities and equipment under operating leases expiring at various dates. Most of these operating leases contain renewal options.

                            DADE INTERNATIONAL INC.

  Future minimum lease payments (including interest) under noncancelable operating leases at December 31, 1996 are as follows (in millions):

        1997.................................................. $14.6
        1998..................................................  10.6
        1999..................................................   7.9
        2000..................................................   5.4
        2001..................................................   4.5
        Thereafter............................................   3.7
                                                               -----
        Total................................................. $46.7
                                                               =====

  Total expense for all operating leases was a net $14.8 million for the period January 1, 1994 through December 16, 1994, $0.5 million for the period December 17, 1994 through December 31, 1994, $12.9 million for the year ended December 31, 1995 and $14.1 million for the year ended December 31, 1996.

 Transition Services Agreement/Purchase Agreement

  In conjunction with the Chemistry Acquisition, the Company has entered into a one year transition services agreement for certain administrative support and a 3 year purchasing agreement for inventory with DuPont. The future minimum payments under the commitment are not generally determinable as they are activity based. The Company's total purchases under the agreement were $3.3 million for the eight month period ending December 31, 1996.

 Purchase and Sale Agreement Indemnifications

  Pursuant to the Dade Acquisition Purchase and Sale Agreement, as subsequently amended, Baxter, Holdings and the Company entered into a number of indemnification and cross-indemnification agreements. Such indemnifications by the Company, where provided, generally relate to the protection of Baxter from certain actions, or failure to take certain actions, with respect to obligations assumed by the Company. Management believes that these indemnification obligations will not have a material adverse effect on the Company's conduct of its business, its results of operations, or its financial position.

  Conversely, Baxter has indemnified the Company, generally for a period of two years after the effective date of the Dade Acquisition and subject to a deductible of $250,000 for each claim and an aggregate deductible of $15 million, for any pre-Dade Acquisition intellectual property infringement matters and any breaches of representations and warranties by Baxter. Additionally, Baxter has indemnified the Company for all known and unknown "Taxes", as defined, relating to all pre-Dade Acquisition periods (except with respect to recorded "Taxes" related to five smaller foreign and domestic subsidiaries), and for certain pre-Dade Acquisition environmental liabilities (see "Environmental Matters" below), all pre-Dade Acquisition workers' compensation claims and occurrences and certain pre-Dade Acquisition product liabilities and warranty matters.

 Environmental Matters

  Reserves for off-site environmental liabilities totaling $5.0 million at December 31, 1993 were created and accrued as a result of the actions of the Predecessor and its predecessors. Management believes the reserves established by Predecessor were adequate to cover any future environmental liability. Baxter has retained these off-site environmental liabilities, as well as other known pre-Dade Acquisition environmental liabilities as specified in the Dade Acquisition Purchase and Sale Agreement, subject, in some cases, to certain nominal baskets and an overall $170.0 million cap. Baxter will also indemnify the Company for 100% of unknown pre-Dade Acquisition liabilities, whether related to on-site or off-site matters, subject to survival periods ranging from three years to an indefinite period subsequent to the Dade Acquisition date. In addition, Baxter has indemnified the Company for 65% of certain costs incurred by the Company to correct violations of

                            DADE INTERNATIONAL INC.

environmental regulations at Transferred Real Properties (as defined) which occurred prior to the Dade Acquisition. No environmental liability is recorded on the Company's Consolidated Balance Sheet as of December 31, 1995 or December 31, 1996.

19. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

  The Company is a leading manufacturer of diagnostics test equipment and supplies and provides related services to the hospital and reference lab market which is considered to be a single business segment.

  Financial information by geographic area for the years ended December 31, 1996 and 1995, the period December 17, 1994 through December 31, 1994 and the period January 1, 1994 through December 16, 1994 (Predecessor) is summarized as follows (in millions):

                           UNITED             OTHER      GENERAL   INTER-AREA
                           STATES  EUROPE INTERNATIONAL CORPORATE ELIMINATIONS  TOTAL
                           ------  ------ ------------- --------- ------------ --------
  DECEMBER 31, 1996 AND
 THE YEAR THEN ENDED (3)
 -----------------------
 Trade sales.............  $559.5  149.1      87.2                             $  795.8
 Inter-area sales........    61.0    1.5        --                   (62.5)          --
                           ------  -----      ----                   -----     --------
 Total sales.............  $620.5  150.6      87.2                   (62.5)       795.8
                           ======  =====      ====                   =====     ========
 Pretax income
  (loss)(1)(2)...........  $(40.5)  15.3      12.2       (112.7)               $ (125.7)
                           ======  =====      ====       ======                ========
 Identifiable assets (5).  $594.7  135.5      51.8        226.8                $1,008.8
                           ======  =====      ====       ======                ========
  DECEMBER 31, 1995 AND
 THE YEAR THEN ENDED (3)
 -----------------------
 Trade sales.............  $428.2  110.9      75.2                             $  614.3
 Inter-area sales........    60.3    1.5        --                   (61.8)          --
                           ------  -----      ----                   -----     --------
 Total sales.............  $488.5  112.4      75.2                   (61.8)    $  614.3
                           ======  =====      ====                   =====     ========
 Pretax income (loss)(4).  $ 55.8   14.3       5.9        (56.1)               $   19.9
                           ======  =====      ====       ======                ========
 Identifiable assets (5).  $232.4   91.0      40.1        187.4                $  550.9
                           ======  =====      ====       ======                ========
 PERIOD DECEMBER 17, 1994
   THROUGH DECEMBER 31,
         1994 (3)
 ------------------------
 Trade sales.............  $ 19.0     --        --                             $   19.0
 Inter-area sales........     1.4     --        --                    (1.4)          --
                           ------  -----      ----                   -----     --------
 Total sales.............  $ 20.4     --        --                    (1.4)    $   19.0
                           ======  =====      ====                   =====     ========
 Pretax income (loss)(4).  $ (1.6)    --        --         (2.6)               $   (4.2)
                           ======  =====      ====       ======                ========
  PERIOD JANUARY 1, 1994
   THROUGH DECEMBER 16,
         1994 (3)
  ----------------------
 Trade sales.............  $449.4  115.5      85.7                             $  650.6
 Inter-area sales........    50.1     --        --                   (50.1)          --
                           ------  -----      ----                   -----     --------
 Total sales.............  $499.5  115.5      85.7                   (50.1)    $  650.6
                           ======  =====      ====                   =====     ========
 Pretax income
  (loss)(1)(2)...........  $ 42.0   15.4       5.6        (13.0)               $   50.0
                           ======  =====      ====       ======                ========

--------
(1) As described in Note 4, pretax income (loss) for the year ended December 31, 1996 includes a non-recurring charge resulting from the application of purchase accounting associated with the Chemistry Acquisition, for a write-off of $24.8 million, to cost of goods sold related to the allocated purchase price made to record acquired finished goods and work in process inventory at fair market value. In addition, pretax income (loss), includes a $98.1 million charge to research and development, resulting from the application of purchase accounting to acquired in-process research and development projects which do not have alternative future use.

                            DADE INTERNATIONAL INC.

       NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
(2) As described in Note 9, pretax income (loss) for the year ended December 31, 1996 includes $15.0 million of restructuring charges.
(3) As described in Note 2, foreign results of operations for the period December 17, 1994 through December 31, 1994 are not material and have been omitted from the 1994 consolidated financial statements but were included in the 1995 consolidated financial statements. During 1996, the one month reporting lag for foreign operations was eliminated and therefore operating results for the year ended December 31, 1996 include thirteen months of foreign operating results.
(4) As described in Note 5, pretax income (loss) includes a non-recurring charge resulting from the application of purchase accounting for a write-off of $5.6 million and $40.4 million for the period December 17, 1994 through December 31, 1994 and the year ended December 31, 1995, respectively, to cost of goods sold related to the amortization of the $46.0 million of allocated purchase price made to record acquired finished goods and work-in-process at fair market value.
(5) At December 31, 1995, general corporate identifiable assets include net assets held for sale of $54.9 million and net deferred tax assets of $143.0 million. At December 31, 1996 general corporate identifiable assets include net deferred tax assets of $188.3 million.

  Inter-area transactions are accounted for at cost. Identifiable assets are those assets associated with a specific geographic area.

  Foreign net sales (including U.S. export sales) of all combined foreign entities were $216.5 million for the period January 1, 1994 through December 16, 1994, $202.2 million for the year ended December 31, 1995 and $236.6 million for the year ended December 31, 1996. Foreign net assets were $21.1 million and $123.3 million as of December 31, 1995 and 1996, respectively.

20. SUBSEQUENT EVENT

  On March 12, 1997, Holdings announced that it had reached agreement in principle to merge with Behring Diagnostics, a unit of Hoechst AG. The planned stock transaction, expected to be consummated in the summer of 1997, will create a combined diagnostics company with global revenues of $1.5 billion.

                                                                     SCHEDULE II

  Valuation and qualifying accounts and reserves (in millions)

                                         ADDITIONS
                                     -----------------
                                     CHARGED
                          BALANCE AT TO COSTS CHARGED                BALANCE AT
                          JANUARY 1,   AND    TO OTHER              DECEMBER 31,
DESCRIPTION                  1996    EXPENSES ACCOUNTS   DEDUCTIONS     1996
-----------               ---------- -------- --------   ---------- ------------
Allowance for Bad Debts.    $ 6.8      8.1                   5.3       $ 9.6
Income tax valuation
 allowance..............    $13.6      6.3      (0.8)(1)               $19.1

--------
(1) Impact of foreign currency translation.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, IN THE CITY OF DEERFIELD, STATE OF ILLINOIS, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 26, 1997.

                           /s/ Scott T. Garrett
                   By: _____________________________________
                      Name:    Scott T. Garrett
                      Title:     Chairman and Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON MARCH 26, 1996.

                 SIGNATURE                                     TITLE
                 ---------                                     -----


         /s/ Scott T. Garrett               Chairman, Chief Executive Officer and
___________________________________________   Director
             Scott T. Garrett                 (principal executive officer)

     /s/ James W. P. Reid-Anderson          Executive Vice President and Chief
___________________________________________   Financial Officer (principal financial
         James W. P. Reid-Anderson            officer)

         /s/ Dennis A. Taylor               Vice President/Controller
___________________________________________   (principal accounting officer)
             Dennis A. Taylor

       /s/ Robert W. Brightfelt             Executive Vice President and Director
___________________________________________
           Robert W. Brightfelt

         /s/ Mark E. Nunnelly               Director
___________________________________________
             Mark E. Nunnelly

        /s/ Stephen G. Pagliuca             Director
___________________________________________
            Stephen G. Pagliuca

            /s/ Adam Kirsch                 Director
___________________________________________
                Adam Kirsch

        /s/ John P. Connaughton             Director
___________________________________________
            John P. Connaughton

        /s/ Joseph H. Gleberman             Director
___________________________________________
            Joseph H. Gleberman


                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                        DOCUMENT DESCRIPTION
 -------                       --------------------
 3.1     Certificate of Incorporation of Dade International Inc.
         Incorporated by reference to Exhibit 3.1 to Dade's Form S-1
         Registration Statement under the Securities Act of 1933, as filed on October 4, 1996.
 3.2     Amended and Restated By-laws of Dade International Inc.
 4.1     Indenture dated as of May 7, 1996 between Dade International,
         Inc. and IBJ Schroder Bank & Trust Company. Incorporated by
         reference to Exhibit 4.1 to Dade's Form S-1 Registration
         Statement under the Securities Act of 1933, as filed on October
         4, 1996.
 4.2     Purchase Agreement dated as of April 30, 1996 between Dade
         International Inc., BT Securities Corporation, CS First Boston
         Corporation and Morgan Stanley & Co. Incorporated. Incorporated
         by reference to Exhibit 4.2 to Dade's Form S-1 Registration
         Statement under the Securities Act of 1933, as filed on October
         4, 1996.
 4.3     Registration Rights Agreement dated as of May 7, 1996 between
         Dade International Inc., BT Securities Corporation, CS First
         Boston Corporation and Morgan Stanley & Co. Incorporated.
         Incorporated by reference to Exhibit 4.3 to Dade's Form S-1
         Registration Statement under the Securities Act of 1933, as filed on October 4, 1996.
 10.1    Credit Agreement dated as of May 7, 1996 among Diagnostics
         Holding, Inc., Dade International Inc., various lending
         institutions and Bankers Trust Company as Agent. Incorporated by
         reference to Exhibit 10.1 to Dade's Form S-1 Registration
         Statement under the Securities Act of 1933, as filed on October
         4, 1996.
 10.2    Security Agreement dated as of May 7, 1996 among Diagnostics
         Holding, Inc., Dade International Inc., certain subsidiaries of
         Dade International Inc. and Bankers Trust Company as Collateral
         Agent. Incorporated by reference to Exhibit 10.2 to Dade's Form
         S-1 Registration Statement under the Securities Act of 1933, as filed on October 4, 1996.
 10.3    Pledge Agreement dated as of May 7, 1996 among Diagnostics
         Holding, Inc., Dade International Inc., various subsidiaries of
         Dade International Inc. and Bankers Trust Company as Collateral
         Agent. Incorporated by reference to Exhibit 10.3 to Dade's Form
         S-1 Registration Statement under the Securities Act of 1933, as filed on October 4, 1996.
 10.4    Asset Purchase and Sale Agreement dated December 11, 1995, as amended and restated on May 7, 1996, between E.I. Du Pont de
         Nemours and Company and Dade Chemistry Systems Inc. incorporated by reference to Exhibit 2.1 to the Company's Form 8-K under the
         Securities Act of 1934, as filed on May 22, 1996 (No. 33-90462).
 10.5    Transitional Services Agreement entered into as of May 7, 1996, effective as of April 30, 1996 by and between E.I. du Pont
         Nemours and Company and Dade Chemistry Systems Inc. Incorporated
         by reference to Exhibit 10.5 to Dade's Form S-1 Registration
         Statement under the Securities Act of 1933, as filed on October
         4, 1996.
 10.6    Manufacturing Agreement entered into as of May 7, 1996,
         effective as of April 30, 1996 by and between E.I. du Pont
         Nemours and Company and Dade Chemistry Systems Inc. Incorporated
         by reference to Exhibit 10.6 to Dade's Form S-1 Registration
         Statement under the Securities Act of 1933, as filed on October
         4, 1996.
 10.7    Stockholders Agreement made as of December 20, 1994 by and among
         Dade International Inc. and the other parties signatory thereto incorporated by reference to Exhibit 10.6 to the Company's Form
         S-4 Registration Statement under the Securities Act of 1933, as filed on March 20, 1995 (No. 33-90462).

 EXHIBIT
 NUMBER                        DOCUMENT DESCRIPTION
 -------                       --------------------
 10.8    Management Services Agreement dated as of December 20, 1994 by and among Dade International Inc. and Bain Capital, Inc.
         Incorporated by reference to Exhibit 10.7 to the Company's Form
         S-4 Registration Statement under the Securities Act of 1933, as filed on March 20, 1995 (No. 33-90462) as amended by Amendment
         No. 1 to Management Services Agreement dated as of May 7, 1996, incorporated by reference to Exhibit 10.8 to Dade's Form S-1
         Registration Statement under the Securities Act of 1933, as filed on October 4, 1996.
 10.9    Management Services Agreement dated as of December 20, 1994 by and among Dade International Inc. and Goldman, Sachs & Co.
         Incorporated by reference to Exhibit 10.8 to the Company's Form
         S-4 Registration Statement under the Securities Act of 1933, as filed on March 20, 1995 (No. 33-90462).
 10.10   Tax Law Change Indemnification dated as of December 16, 1994 between Baxter International Inc. and Diagnostics Holding, Inc.
         Incorporated by reference to Exhibit 10.9 to the Company's Form
         S-4 Registration Statement under the Securities Act of 1933, as filed on March 20, 1995 (No. 33-90462).
 10.11   Amended and Restated Exclusive Distribution Agreement dated as of September 15, 1995, by and between Dade International Inc.
         and Baxter Healthcare Corporation as amended on September 26,
         1996. Incorporated by reference to Exhibit 10.11 to Dade's Form
         S-1 Registration Statement under the Securities Act of 1933, as filed on October 4, 1996.
 10.12   1995 Executive Stock Purchase and Option Plan incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q under the
         Securities Act of 1934, as filed on August 14, 1995 (No. 33-
         90462).
 10.13   1995 Management Stock Option Plan incorporated by reference to
         Exhibit 10.2 to the Company's Form 10-Q under the Securities Act of 1934, as filed on August 14, 1995 (No. 33-90462).
 10.14   Form of Agreement under 1995 Executive Stock Purchase and Option
         Plan incorporated by reference to Exhibit 10.3 to the Company's
         Form 10-Q under the Securities Act of 1934, as filed on August
         14, 1995 (No. 33-90462).
 10.15   Form of Agreement under 1995 Management Stock Option Plan
         incorporated by reference to Exhibit 10.4 to the Company's Form
         10-Q under the Securities Act of 1934, as filed on August 14,
         1995 (No. 33-90462).
 10.16   1996 Executive Stock Purchase and Option Plan. Incorporated by
         reference to Exhibit 10.16 to Dade's Form S-1 Registration
         Statement under the Securities Act of 1933, as filed on October
         4, 1996.
 10.17   Form of Agreement under 1996 Executive Stock Option Plan.
         Incorporated by reference to Exhibit 10.17 to Dade's Form S-1
         Registration Statement under the Securities Act of 1933, as filed on October 4, 1996.
 21.1    Subsidiaries of Dade International Inc.
 23.1    Report of Independent Accountants on Financial Statement
         Schedule.
 27.1    Financial Data Schedule.