Form 10-Q
period 1997-03-31
DADE INTERNATIONAL INC
filed 1997-05-14
CIK 942307

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-Q

     X     QUARTERLY REPORT  PURSUANT  TO SECTION  13  OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                    Commission file number 333-13523

                        DADE INTERNATIONAL INC.

         (Exact name of Registrant as Specified in its Charter)

          Delaware                               36-3949533
(State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
Incorporation or Organization)

            1717 Deerfield Road
            Deerfield, Illinois                   60015-0778
(Address of Principal Executive Officer)          (Zip Code)


                                847-267-5300
           (Registrant's Telephone Number, Including Area Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

               Yes           X                    No______________

The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of May 1, 1997, the latest practicable date, was 1,000 shares.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Dade International Inc.
Consolidated Balance Sheet
                                                  December 31,   March 31,
(Dollars in millions, except share-related data)      1996          1997
                                                                (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                       $   3.7     $    6.0
     Accounts receivable, net                          183.8        175.9
     Inventories                                       155.0        164.8
     Prepaid expenses and other current assets           9.6          9.7
     Deferred income taxes                              45.5         45.5
Total current assets                                   397.6        401.9

Property, plant and equipment, net                     187.0        180.6
Debt issuance costs, net                                42.4         40.9
Goodwill, net                                          135.3        134.1
Patents and trademarks, net                             30.0         29.2
Deferred income taxes                                  171.9        169.5
Prepaid pension asset                                   26.0         26.0
Other assets                                            18.6         22.0

Total Assets                                        $1,008.8     $1,004.2

Liabilities and Stockholder's Equity (Deficit)

Current liabilities:
     Current portion of long-term debt              $    3.4     $    3.4
     Short-term debt                                    15.8         15.1
     Accounts payable                                   60.2         42.3
     Accrued liabilities                               146.5        142.7

Total current liabilities                              225.9        203.5

     Revolving credit facility                           -           25.0
     Long-term debt, less current portion              436.6        435.7
     Senior subordinated notes                         350.0        350.0
     Other liabilities                                  21.3         21.4

Total Liabilities                                    1,033.8      1,035.6

Commitments and contingencies                            -            -
Common stock, $.01 par value, 1000 shares
     authorized, issued and outstanding                  -            -
Additional paid-in-capital                              87.2         87.2
Accumulated deficit                                   (110.3)      (109.3)
Unrealized gain on marketable equity securities          0.1          0.1
Cumulative translation adjustment                       (2.0)        (9.4)

Total Stockholder's Equity (Deficit)                   (25.0)       (31.4)

Total Liabilities and Stockholder's
     Equity (Deficit)                               $1,008.8     $1,004.2

See accompanying notes to consolidated financial statements.

Dade International Inc.
Consolidated Statements of Operations

                                                         (Unaudited)
                                                     Three Months Ended
                                                          March 31,
(Dollars in millions)                                1996          1997
Net Sales                                           $ 158.5      $ 200.6

Operating Costs and Expenses
      Cost of goods                                    82.1         97.3
      Marketing and administrative expenses            52.4         68.1
      Research and development expenses                 6.6         11.5
      Goodwill amortization expense (credit)           (0.1)         1.3

Income from operations                                 17.5         22.4

Other Income (Expense)
      Interest expense, net                            (7.1)       (21.4)
      Other                                             0.8          0.6

Income before income taxes                             11.2          1.6

Income tax expense                                      4.1          0.6


Net Income                                          $   7.1      $   1.0

See accompanying notes to consolidated financial statements.

Dade International Inc.
Consolidated Statements of Cash Flows
(Unaudited)
                                                      Three Months Ended
                                                           March 31,
(Dollars in millions)                                 1996          1997
Operating Activities:
Net income                                          $   7.1       $   1.0

Adjustments to reconcile net income to
  net cash utilized by operating activities:

      Depreciation and amortization expense             3.2          15.0

      Deferred income taxes                             3.3           2.4
      Changes in balance sheet items:
          Accounts receivable, net                     17.3           1.4
          Inventories                                  (5.9)        (12.9)
          Accounts payable                            (12.8)        (16.5)
          Accrued liabilities                         (17.8)         (2.2)
          Other                                        (2.0)         (3.0)

Net cash flow utilized by operating activities         (7.6)        (14.8)

Investing Activities:

Capital expenditures                                  (11.6)         (7.6)
Proceeds from Baxter International
  Inc. for purchase price adjustments                   9.7            -
Net cash flow utilized by investing activities         (1.9)         (7.6)

Financing Activities:

Proceeds from short-term debt, net of repayment         9.6           0.8
Proceeds from revolving credit facility, net
  of repayment                                           -           25.0
Repayment of borrowings under long-term loans         (10.5)         (0.9)
Proceeds from sale of net assets held for sale         10.7            -

Net cash flow provided by financing activities          9.8          24.9

Effect of foreign exchange rates on cash                0.1          (0.2)

Net increase in cash and cash equivalents               0.4           2.3

Cash and Cash Equivalents:
Beginning of Period                                    27.9           3.7

End of Period                                       $  28.3       $   6.0

See accompanying notes to consolidated financial statements.

                        DADE INTERNATIONAL INC.
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in millions)

Note 1.   Organization, Business and Interim Financial Information

Dade International Inc. (the ``Company''), was incorporated in Delaware in 1994 to effect the acquisition (the ``Dade Acquisition'') of the in vitro diagnostics products manufacturing and services businesses of Baxter Diagnostics Inc., a wholly-owned subsidiary of Baxter International Inc. (``Baxter''). The Company develops, manufactures and markets diagnostic equipment, reagents, consumable supplies and services worldwide.

The Company is a wholly-owned subsidiary of Diagnostics Holding, Inc. (``Holdings''). Bain Capital, Inc. and GS Capital Partners, L.P., an affiliate of the Goldman Sachs Group, L.P., their respective related investors and the management of the Company own substantially all of the voting capital stock of Holdings.

The Company acquired effective May 1, 1996, the world-wide in vitro diagnostics business (``Chemistry'' or ``Chemistry Acquisition'') of E.I. du Pont de Nemours and Company (``DuPont''). As a result, the unaudited consolidated financial statements as of and for the three months ended March 31, 1997 are not comparable to those for the same period in the prior year.

The unaudited interim financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the
Company's Annual Report  on Form 10-K  for the year  ended December  31,
1996.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year. The results reported for the three months ended March 31, 1997 reflect management's preliminary allocation of the purchase price necessary to record the Chemistry Acquisition. This preliminary allocation is subject to further refinement and adjustment.

Certain prior period balances have been reclassified to conform with the current presentation.

Note 2.   Change in International Reporting Period

Prior to 1996, the  Company's operations outside  the United States  and
Puerto   Rico    (collectively   ``International   Operations'')   were
consolidated on a one-month delay (i.e. international December 1995 results were reported as January 1996 results) in the consolidated financial statements of the Company. Effective with 1996 reporting, this one month lag for International Operations was eliminated. As a consequence, operating results for the three-month period ended March 31, 1996 include four months of International Operations. The Company has designated the month of December 1995 as the ``lag month'' for purposes of comparability to future periods. International Operations during the lag month produced net sales of approximately $12.3 million and net income of approximately $1.3 million, thus increasing consolidated net sales and consolidated net income by these respective amounts for the three months ended March 31, 1996.

Note 3.   Inventories

Inventories of the Company consist of the following (in millions):

                                         December 31    March 31
                                            1996          1997
                                                       (unaudited)

  Raw materials                            $ 33.1        $ 35.0
  Work-in-process                            39.9          38.7
  Finished products                          82.0          91.1
  Total inventories                        $155.0        $164.8


Note 4.   Behring Diagnostics Merger

On March 12, 1997, the Company announced that it had reached agreement in principle to merge with Behring Diagnostics, a unit of Hoechst AG. The planned stock transaction is expected to be consummated in the second half of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 1996 Annual Report on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the year ended December 31, 1996. Management's Discussion and Analysis which follows focuses on material changes since that time and should be read in conjunction with the 1996 Annual Report on Form 10-K. Relevant trends that are reasonably likely to be of a material nature are discussed to the extent known.

Certain statements included in this document are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income, and cash flow and liquidity. Such forward-looking statements are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic and business conditions, governmental and regulatory policies, and the competitive environment in which the Company operates. These and other risks are detailed below as well as in other documents filed by the Company with Securities and Exchange Commission.

Overview and Comparability

For comparative purposes, the Company's unaudited consolidated balance sheet and statements of operations have been significantly impacted by the Chemistry Acquisition which was consummated May 1, 1996.

Results of Operations

Net Sales
Net sales for the three months ended March 31, 1997 increased $42.1 million or 27% as compared to the respective prior year period. Excluding the $12.3 million impact of the change in the reporting period for the Company's international operations during the prior year period and adverse foreign exchange rate impacts of approximately $5.7 million, sales increased $60.1 million or 41% during the current quarter. The increase in net sales is primarily attributable to the Chemistry Acquisition, offset by decreases in the Company's non-core product lines primarily due to volume declines and a competitive pricing environment. As a result of the Chemistry Acquisition, the Paramax and Stratus non-cardiac product lines were designated as non-core due to product line overlap and to better position and leverage the Company's product offerings in the cardiac market. These mature product lines declined by $13.2 million versus the first quarter of 1996.

Gross Profit
Gross profit increased $26.9 million or 35% to $103.3 million over the prior year period. The increase in gross profit was mainly due to the Chemistry Acquisition, offset by decreased gross profit from non-core product lines. Gross margins increased 3.3% to 51.5%, in the current quarter, reflecting the continuing realization of manufacturing cost reduction initiatives and shifts in product mix during the quarter.

Research and Development Expense
Research and development expense for the three months ended March 31, 1997 increased $4.9 million to $11.5 million over the comparable prior year period. Research and development expenses increased to 5.7% of net sales for the current period as compared to 4.2% in the same period last year, as a result of additional research and development personnel and facilities in connection with the Chemistry Acquisition. Increased research and development expenditures are supporting initiatives to expand test menus, to develop the next generation Dimension RxL instrument and to develop a new cardiac platform.

Marketing and Administrative Expense
Marketing and administrative expense for the three months ended March 31, 1997 increased $15.7 million to $68.1 million from the prior year period. The increase for the period was primarily attributable to the
Chemistry Acquisition. As a percentage of sales, marketing and administrative expense remained relatively constant from the current quarter versus the same period last year, in spite of incremental duplicative expenses in the areas of finance, information systems and human resources associated with the establishment of the Company as a stand-alone entity in preparation for the termination of its transition service agreements with DuPont. Offsetting these increases were the realized impacts of cost reduction initiatives implemented during 1996.

Operating Income
Income from operations increased $4.9 million over the same period of the prior year to $22.4 million. After taking into effect the impact of the change in the reporting period for the Company's International Operations, the increase was $7.3 million. As a percentage of sales, operating income was 11.2% in the current quarter, up slightly from 11.0% for the same period last year. The increase was driven primarily by the impact of the Chemistry Acquisition.

Income Taxes
For the three months ended March 31, 1997, the Company recorded a tax provision at an effective rate of approximately 37%, similar to the effective rate recorded in the year earlier quarter. At March 31, 1997 the Company has a net deferred tax asset of $215.0 million as compared to $217.4 million at December 31, 1996. Management continues to believe that realization of the net deferred tax asset is not dependent on material improvement over the Company's forecast of current levels of consolidated pre-tax income, material changes in the present relationship between income reported for financial and tax purposes, material asset sales or other non-routine transactions.

Other Income (Expense)
The Company's debt levels increased as a result of the Chemistry Acquisition. Although offset partially by lower rates on the senior subordinated notes issued in connection with that acquisition, interest expense for the three months ended March 31, 1997 increased $14.3 million over the prior year period.

Net Income
Net Income for the three months ended March 31, 1997 was $1.0 million, a decrease of $6.1 million from the comparable prior year period. After taking into effect the impact of the change in the reporting period for the Company's international operations and adverse foreign exchange rate impacts, the decrease was $2.8 million. This decrease in net income was substantially attributable to higher interest expense associated with the Company's debt levels resulting from the Chemistry Acquisition.

Liquidity and Capital Resources

The Company's principal liquidity requirements are for working capital, capital expenditures, debt service and restructuring activities. The Company has historically funded its liquidity needs with a combination of cash flows from operations and borrowings under its revolving credit facility.

During the first quarter of 1997 working capital increased $26.7 million to $198.4 million. The increase in working capital is primarily due to decreased accounts payable resulting from the timing of payments and increased inventory levels as the Company rebuilt stocks depleted by strong fourth quarter 1996 shipments. The increase in working capital during the first quarter of 1997 was funded primarily by borrowings under the revolving credit facility.

Capital expenditures of the Company decreased $4.0 million to $7.6 million compared to the same period in prior year. The decrease is generally due to strong instruments placements in the first quarter of 1996 and to an increase in instruments being financed by customers through the Company's third party capital lease program (in which a third party purchases the instrument from the Company and in turn leases the instrument to the customer via a capital lease.)

Management believes cash flows from operating activities, together with available revolving credit borrowing capacity under the existing credit agreements, are sufficient to permit the Company to meet its financial obligations and fund its operations and planned investments.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is involved in a number of legal proceedings none of which is expected to have a material adverse effect on the Company's business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

Effective March 19, 1997, the Company's sole shareholder, by written consent, re-elected the board of directors in its entirety.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits are listed on the Exhibit Index hereto.

(b)  Reports on Form 8-K.

     On March 13, 1997, the Company filed a Current Report on Form 8-K reporting its March 12, 1997, press release concerning its proposed merger with the Behring Diagnostics business of Hoechst A.G.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DADE INTERNATIONAL INC.
                                     (Registrant)

Date:  May 13, 1997            By:  /S/ James W.P. Reid-Anderson
                                    James W.P. Reid-Anderson
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer
                                    and duly authorized Officer
                                    of Registrant)

                               Exhibit Index


 Number                  Description

  10.1   1997 Executive Stock Purchase and Option Plan.

  10.2   Form of Agreement under 1997 Executive Stock
         Purchase and Option Plan.

  10.3   1997 Management Stock Option Plan.

  10.4   Form of  Agreement  under  1997  Management
         Stock Option Plan.

  10.5 Amended and Restated Credit Agreement dated as of April 29, 1997 among Diagnostics
         Holding, Inc., Dade International Inc., various lending institutions and Bankers
         Trust Company, as Agent.