Form 10-Q
period 1997-06-30
DADE INTERNATIONAL INC
filed 1997-08-14
CIK 942307

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                            _______________

                               FORM 10-Q

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _______________ to _______________

                   Commission file number  333-13523

                        DADE INTERNATIONAL INC.

         (Exact name of Registrant as Specified in its Charter)

        Delaware                                     36-3949533
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

     1717 Deerfield Road
     Deerfield, Illinois                          60015-0778
(Address of Principal Executive Office)           (Zip Code)

                              847-267-5300
          (Registrant's Telephone Number, Including Area Code)



Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                    Yes  x       No   _________

The number of shares of the registrant's Common Stock, $ .01 par value per share, outstanding as of August 1, 1997, the latest practicable date, was 1,000 shares.

PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements

Dade International Inc.
Consolidated Balance Sheet

(Dollars in millions,
except share-related data)
                                             December 31,        June 30,
                                                1996               1997
                                                               (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                     $   3.7          $   5.1
  Accounts receivable, net                        183.8            176.7
  Inventories                                     155.0            160.2
  Prepaid expenses and other current asset          9.6              7.7
  Deferred income taxes                            45.5             45.7
Total current assets                              397.6            395.4

Property, plant and equipment, net                187.0            177.1
Debt issuance costs, net                           42.4             39.9
Goodwill, net                                     135.3            138.5
Patents and trademarks, net                        30.0             28.4
Deferred income taxes                             171.9            172.9
Prepaid pension asset                              26.0             26.0
Other assets                                       18.6             20.2

Total Assets                                   $1,008.8           $998.4

Liabilities and Stockholder's Deficit
Current liabilities:
    Current portion of long-term debt            $  3.4            $  4.1
    Short-term debt                                15.8              16.6
    Accounts payable                               60.2              44.8
    Accrued liabilities                           146.5             122.2
Total current liabilities                         225.9             187.7

Revolving credit facility                           -                17.0
Long-term debt, less current portion              436.6             454.1
Senior subordinated notes                         350.0             350.0
Other liabilities                                  21.3              22.5

Total Liabilities                               1,033.8           1,031.3

Commitments and contingencies                      -                 -
Common stock, $.01 par value, 1,000
shares authorized, issued and outstanding          -                 -
Additional paid-in-capital                         87.2              87.3
Accumulated deficit                              (110.3)           (108.4)
Unrealized gain (loss) on marketable
equity securities                                   0.1              (0.2)
Cumulative translation adjustment                  (2.0)            (11.6)

Total Stockholder's Deficit                       (25.0)            (32.9)

Total Liabilities and Stockholder's Deficit    $1,008.8            $998.4
See accompanying notes to consolidated financial statements.

Dade International Inc.
Consolidated Statements of Operations



                                Three Months Ended      Six Months Ended
                                    June 30,               June 30,
(Dollars in millions)           1996           1997      1996        1997
                                   (Unaudited)              (Unaudited)
Net Sales                     $ 195.3        $ 207.5     $ 353.8   $ 408.1


Operating Costs and
Expenses:

Cost of goods sold              126.3          104.3       208.4     201.6
Marketing and administrative
expenses                         60.7           65.3       113.1     133.4
Research and development
expenses                        107.6           12.1       114.2      23.6
Restructuring and other
related items                    11.4             -         11.4        -
Goodwill amortization expense     0.9            1.4         0.8       2.7

Income (loss) from operations  (111.6)          24.4       (94.1)     46.8

Other Income (Expense)

Interest expense, net           (15.8)         (21.9)      (22.9)    (43.3)
Other                             0.5           (0.6)        1.3        -

Income (loss) before income
taxes                          (126.9)           1.9      (115.7)      3.5

Income tax expense (benefit)    (46.9)           0.7       (42.8)      1.3
Income (loss) before
extraordinary items             (80.0)           1.2       (72.9)      2.2

Extraordinary items (net
of tax benefit of $14.7):
   Write-off of deferred
   financing fees               (11.4)            -        (11.4)        -
   Premium on purchase of 13%
   senior subordinated notes    (13.6)            -        (13.6)        -

Net income (loss)             $(105.0)          $1.2      $(97.9)     $2.2
See accompanying notes to consolidated financial statements.

 Dade International Inc.
 Consolidated Statements of Cash Flows

                                                        Six months ended
                                                            June 30,
(Dollars in millions)                                   1996        1997
                                                           (Unaudited)
Operating Activities:
Net income (loss)                                     $  (97.9)     $ 2.2

Adjustments to reconcile net
income to net cash provided
(utilized) by operating activities:
Write-off of in-process research and development          98.1        -
  Depreciation and amortization expense                   12.5      29.4
  Write-off of deferred financing fees                    18.1        -
  Amortization of inventory write-up                      25.5        -
  Restructuring and other related costs                   11.4        -
  Deferred income taxes                                  (57.8)      2.2
  Change in balance sheet items:
    Accounts receivable, net                              13.6       9.6
    Inventories                                           (6.3)     (8.6)
    Accounts payable                                       3.5     (15.6)
    Accrued liabilities                                   (6.3)    (26.5)
    Other                                                 (1.5)     (2.4)
Net cash flow provided (utilized) by
operating activities                                      12.9      (9.7)

Investing Activities:
Acquistions, net of acquired cash                       (529.1)     (2.2)
Capital expenditures                                     (25.0)    (21.9)
Proceeds from Baxter International
Inc. for purchase price ajustments                         9.7        -
Net cash flow utilized by investing activities         ( 544.4)    (24.1)

Financing Activities:
Proceeds from sale of "Net assets held for sale"          10.7         -
Proceeds from short-term debt, net of repayment            8.3       0.8
Proceeds from revolving credit facility,
net of repayments                                         15.0      17.0
Deferred financing fees                                  (45.7)     (0.5)
Proceeds from subordinated notes, net
of repayment                                             230.0        -
Proceeds from borrowings under bank credit
agreement, net of repayments                             296.5      18.2
Net cash flow provided by financing                      514.8      35.5

Effect of foreign exchange rates on cash                  (0.3)     (0.3)
Net increase (decrease) in cash and cash
equivalents                                              (17.0)      1.4

Cash and Cash Equivalents:
Beginning of Period                                       27.9       3.7
End of Period                                          $  10.9    $  5.1
See accompanying notes to consolidated financial statements.

                        DADE INTERNATIONAL INC.
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in millions)

Note 1.   Organization, Business and Interim Financial Information

Dade International Inc. (the "Company"), was incorporated in Delaware in 1994 to effect the  acquisition of the in vitro diagnostics  products
manufacturing and  services  businesses  of Baxter  Diagnostics   Inc.,
a wholly-owned subsidiary of Baxter International Inc.("Baxter"). The Company develops, manufactures and markets diagnostic equipment, reagents, consumable supplies and services worldwide.

The Company is a wholly-owned subsidiary of Diagnostics Holding, Inc. ("Holdings"). Bain Capital, Inc. and GS Capital Partners, L.P., an affiliate of the Goldman Sachs Group, L.P., their respective related investors and the management of the Company own substantially all of the voting capital stock of Holdings.

The Company acquired, effective May 1, 1996, the world-wide in vitro diagnostics business ("Chemistry" or "Chemistry Acquisition") of E.I.
du Pont de Nemours and Company ("DuPont"). The Chemistry Acquisition was accounted for as a purchase from its effective date and as a result, the unaudited consolidated financial statements as of and for the three and six months ended June 30, 1997 are not comparable to those for the same period in the prior year.

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

Note 2.   Change in International Reporting Period

Prior to 1996, the Company's operations outside the United States and Puerto Rico (collectively "International Operations") were consolidated on a one-month delay (i.e., international December 1995 results were reported as January 1996 results) in the consolidated financial statements of the Company. Effective with 1996 reporting, this one month lag for International Operations was eliminated. As a consequence, operating results for the six-month period ended June 30, 1996 include seven months of International Operations. The Company has designated the month of December 1995 as the lag month for purposes of comparability to future periods. International Operations during the lag month produced net sales of approximately $12.3 million and net income of approximately $1.3 million, thus increasing consolidated net sales and consolidated net income by these respective amounts for the six months ended June 30, 1996.


Note 3.   Inventories

Inventories of the Company consist of the following (in millions):

                           December 31,         June 30,
                              1996                1997
                                               (unaudited)

  Raw materials              $ 33.1              $ 36.4
  Work-in-process              39.9                36.0
  Finished products            82.0                87.8
  Total inventories          $155.0              $160.2


Note 4.   Bank Credit Agreement

The Company renegotiated the terms of the Bank Credit Agreement during the second quarter of 1997. The amended credit agreement provides for a reduction in interest rates and a reallocation of principal among the various loans.

Note 5.   Behring Diagnostics Merger

On July 2, 1997, the Company announced that it had reached definitive agreement to combine with Behring Diagnostics, a unit of Hoechst AG. The planned stock transaction, which is subject to regulatory approval and customary closing conditions, is expected to be consummated in the second half of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 1996 Annual Report on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the year ended December 31, 1996. The following management's discussion and analysis focuses on material changes since that time and should be read in conjunction with the 1996 Annual Report on Form 10-K. Relevant trends that are reasonably likely to be of a material nature are discussed to the extent known.

Certain statements included in this document are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income, and cash flow and liquidity. Such forward-looking statements are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic and business conditions, governmental and regulatory policies, and the competitive environment in which the Company operates. These and other risks are discussed in some detail below as well as in other documents filed by the Company with the Securities and Exchange Commission.

Comparability
The comparability of the Company's unaudited consolidated balance sheet and statements of operations and cash flows for the periods presented has been significantly impacted by the Chemistry Acquisition which was effective May 1, 1996.

Results of Operations

Net Sales
Net sales for the three months ended June 30, 1997 reached $207.5 million, an increase of $12.2 million or 6% over the comparable period a year ago. This increase was primarily due to the inclusion of a full three months of sales from the Chemistry Acquisition (versus two months of sales in the comparable period of the prior year) offset partially by the adverse impact of foreign currency exchange rate fluctuations, declining sales in the Company's mature product lines and continued pricing and competitive pressures in the U.S.; in addition the Company encountered manufacturing capacity constraints with regard to demand for its new Dimension RXL product line. During the current quarter, the strong U.S. dollar reduced foreign sales by $9.5 million.
As a result of the Chemistry Acquisition, the Paramax and Stratus non-cardiac product lines were designated as non-core due to product line overlap and to better position and leverage the Company's product offerings in the cardiac market. During the second quarter of 1997, net sales of these mature product lines declined by $4.7 million as compared to the same period last year. The Dimension RXL product line capacity issue negatively impacted sales by approximately $5.3 million in the quarter and year-to-date; this backlog is expected to clear by year end 1997.

Net sales for the six months ended June 30, 1997 were $408.1 million, an increase of $54.3 million or 15% over the comparable period of 1996. This increase was primarily due to the inclusion of six months of sales from the Chemistry Acquisition in the current period (versus two months of sales in the comparable period of the prior year) offset partially by the adverse impact of foreign currency exchange rate fluctuations, declining sales in the Company's mature product lines and pricing and competitive pressures in the U.S. During the six months ended June 30, 1997, the strong U.S. dollar reduced foreign sales by $15.2 million. Net sales of the Company's mature Paramax and Stratus non-cardiac product lines decreased $11.5 million during the current period as compared to the similar period of 1996.

Gross Profit
Gross profit for the three months ended June 30, 1997 was $103.2 million as compared to $94.5 million reported in the comparable period of the prior year, excluding the $25.5 million purchase accounting inventory step-up impact. The $8.7 million increase in gross profit in the current quarter was primarily attributable to the increase in net sales discussed above and improved margins resulting from the realization of manufacturing cost reduction initiatives and a shift toward higher margin products. Gross margins for the current quarter rose to 49.7% as compared to 48.4% in the second quarter of 1996, exclusive of the impact of purchase accounting.

Gross profit for the six months ended June 30, 1997 totaled $206.5 million as compared to $170.9 million for the first six months of 1996, excluding the $25.5 million purchase accounting inventory step-up impact. The $35.6 million increase in gross profit over the comparable period of the prior year was due to the inclusion of a full six months of results of the Chemistry Acquisition during 1997, as compared to only two months in the comparable prior period, as well as the on-going realization of manufacturing cost reduction initiatives and a shift toward higher margin products. Gross margins for the six months ended June 30, 1997 improved to 50.6% as compared to 48.3% during the same period in 1996,exclusive of the impact of purchase accounting.

Marketing and Administrative Expense
Marketing and administrative expense for the current quarter totaled $65.3 million, as compared to $60.7 million sales for the comparable period of 1996. For the six month period ended June 30, 1997, marketing and administrative expenses were $133.4 million versus $113.1 million for the prior year period. The increases for the three and six month periods ended June 30, 1997 are due to the inclusion of three and six months of activity for the Chemistry Acquisition as compared to the two months reported in the prior year periods.

Research and Development Expense
Research and development expense for the quarter ended June 30, 1997 was $12.1 million, a $2.6 million increase over the comparable period of 1996, excluding the $98.1 million purchase accounting write-off of acquired in-process research and development projects which had no alternative future use.

For the six month period ended June 30, 1997, research and development expenses totaled $23.6 million as compared to $16.1 million for the same period last year, excluding the $98.1 million purchase accounting write-off of acquired in-process research and development projects.

The increases in research and development expense for the comparable quarter and six month year over year periods is directly related to the Chemistry Acquisition. Increased levels of research and development are supporting projects which are expanding test menus, developing the next generation Dimension RxL clinical chemistry instrument platform and developing a new cardiac instrument platform.

Operating Income
Income from operations for the current quarter of $24.4 million was slightly better than the $23.4 million of operating earnings for the same period a year ago, excluding the impacts of purchase accounting. Excluding the impact of adverse foreign exchange, operating income would have increased to $26.9 million.

Income from operations for the six months ended June 30, 1997 totaled $46.8 million as compared to $40.9 million for the same period last year, excluding the impacts of purchase accounting. The increase in the comparable periods year over year is due to higher gross profits from higher sales volume and improved margins, offset partially by adverse foreign exchange of $4.4 million year-to-date.


Income Taxes
The effective income tax rate for the quarter ended June 30, 1997 was approximately 36%, consistent with the rate used in the first quarter of 1997. This compares closely with the effective rate of 37% recorded for the quarter and six month periods ended June 30, 1996.

At June 30, 1997, the Company has recorded a deferred tax asset of $218.6 million. Management continues to believe that realization of the net deferred tax asset is not dependent on material improvement over the Company's forecast of future levels of consolidated pre-tax income, material changes in the present relationship between income reported for financial and tax purposes, material asset sales or other non-routine transactions.

Other Income (Expense)
Net interest expense for the current quarter was $21.9 million, a $6.1 million increase over the comparable period of 1996. This increase is attributable to a full three months of Chemistry Acquisition debt service recorded during the current quarter; during the second quarter of 1996, the incremental debt associated with the Chemistry Acquisition was outstanding for only two months. Interest expense for the six months ended June 30, 1997 of $43.4 million was $20.4 million higher than in the comparable prior year period for the same reason.

Net Income
Net income for the quarter ended June 30, 1997 was $1.2 million, as compared to $5.1 million for the second quarter of 1996, excluding the impacts of purchase accounting, restructuring and extraordinary items. The decrease was primarily due to adverse foreign currency exchange rates which created after-tax losses of $1.6 million and the impact of a full three months of interest expense ($21.9 million) at the higher levels of indebtedness associated with the Chemistry Acquisition current quarter, as compared to only two months of similar debt levels reflected in the second quarter of 1996.

Net income for the six months ended June 30, 1997 totaled $2.2 million as compared to $12.2 million for the six months ended June 30, 1996, excluding the impact of purchase accounting, restructructing and extraordinary items. The decrease was attributable to the increase in net interest expense to $43.3 million and $2.8 million of after-tax foreign currency exchange rate losses offset partially by higher levels of operating income.

Liquidity and Capital Resources

The Company's principal liquidity requirements are for working capital, capital expenditures, debt service and restructuring activities. The Company has historically funded its liquidity needs generally with a combination of cash flows from operations and borrowings under its revolving credit facility and other short-term borrowing arrangements.

During the second quarter of 1997, working capital increased $9.3million to $207.7 million. The increase in working capital was caused primarily by a decrease in accrued liabilities related to the payments of accrued restructuring liabilities and lower levels of accrued interest related to the Company's senior subordinated notes which require semi-annual interest payments. The increase in working capital was funded primarily through increased long-term borrowings resulting from the April 1997 amendment of the Company's credit facility agreement.

During the six months ended June 30, 1997, working capital increased $36.0 million. This increase was primarily due to increased inventory levels as the Company rebuilt stocks depleted by strong fourth quarter 1996 shipments, lower accrued liabilities related to restructuring reserves and accrued interest, and lower levels of accounts payable due to the timing of payments. The increase in working capital was funded primarily through borrowings under the revolving credit facility and increased long-term borrowings resulting from the April 1997 amendment of the Company's credit facility agreement.


Capital expenditures of the Company during the second quarter of 1997 were $14.3 million as compared to $12.8 million in the comparable period last year. The increase is attributable to three months of Chemistry activity included in the current quarter whereas the second quarter of 1996 reflected only two months of Chemistry operations. On a current year to date basis, capital expenditures totaled $21.9 million compared to $25.0 million for the similar period in 1996. The year over year decrease of $3.1 million is primarily attributable to an increase in instruments being financed by customers through third party lessors.

Management believes cash flows from operating activities, together with available revolving credit borrowing capacity under the Company's existing credit agreements, are sufficient to permit the Company to meet its foreseeable financial obligations and fund its operations and planned investments.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is involved in a number of legal proceedings none of which is expected to have a material adverse effect on the Company's business or financial condition.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

     On July 17, 1997, the Company filed a Current Report on Form 8-K reporting its July 10, 1997, announcement that an Agreement and Plan of Combination to combine the Company and the Behring Diagnostics business of Hoechst AG had been entered.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DADE INTERNATIONAL INC.
                                            (Registrant)

Date: August 14, 1997                  By: /s/ Scott T. Garrett
                                           Scott T. Garrett
                                           Chairman and Chief Executive
                                           Officer (Principal Executive
                                           Officer and duly authorized
                                           Officer of Registrant)