Form 10-Q
period 1997-09-30
DADE INTERNATIONAL INC
filed 1997-11-14
CIK 942307

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                               _______________

                                  FORM 10-Q

  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ________________ to _______________

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

                           Yes    x       No   _________

Part I.  Financial Information
Item 1.  Financial Statement

    Dade International Inc.
    Consolidated Balance Sheet
                                                          December 31,
                                                          September 30,
(Dollars in millions, except share-related data)        1996         1997
                                                                 (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                           $    3.7   $    6.5
   Accounts receivable, net                               183.8      173.7
   Inventories                                            155.0      165.5
   Prepaid expenses and other current assets                9.6        8.4
   Deferred income taxes                                   45.5       45.7

Total current assets                                      397.6      399.8

Property, plant and equipment, net                        187.0      177.4
Debt issuance costs, net                                   42.4       38.5
Goodwill, net                                             135.3      137.1
Patents and trademarks, net                                30.0       27.6
Deferred income taxes                                     171.9      167.2
Prepaid pension asset                                      26.0       26.1
Other assets                                               18.6       25.5

Total Assets                                           $1,008.8   $  999.2


Liabilities and Stockholder's Deficit
Current liabilities:
   Current portion of long-term debt                   $    3.4   $    4.1
   Short-term debt                                         15.8       18.8
   Accounts payable                                        60.2       47.5
   Accrued liabilities                                    146.5      129.3
Total current liabilities                                 225.9      199.7

Revolving credit facility                                   -          -
Long-term debt, less current portion                      436.6      453.0
Senior subordinated notes                                 350.0      350.0
Other liabilities                                          21.3       24.5

Total Liabilities                                       1,033.8    1,027.2

Commitments and contingencies                               -          -

Common stock, $.01 par value, 1,000 shares
   authorized, issued and outstanding                       -          -
Additional paid-in capital                                 87.2       87.3
Accumulated deficit                                      (110.3)    (102.4)
Unrealized gain on marketable equity securities             0.1        0.1
Cumulative translation adjustment                          (2.0)     (13.0)

Total Stockholder's Deficit                               (25.0)     (28.0)

Total Liabilities and Stockholder's Deficit            $1,008.8   $  999.2

See accompanying notes to consolidated financial statements.

Dade International Inc.
Consolidated Statements of Operations

                                       Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
(Dollars in millions)                    1996      1997      1996      1997
                                          (Unaudited)         (Unaudited)
Net Sales                               $ 214.3   $204.1    $ 568.1   $612.2

Operating Costs and Expenses:
 Cost of goods sold                       108.9    105.8      317.3    307.4
 Marketing and administrative expenses     67.1     64.5      180.2    197.9
 Research and development expenses         12.4     11.1      126.6     34.7
 Restructuring and other related items      1.3      -         12.7      -
 Goodwill amortization expense              1.5      1.4        2.3      4.1

Income (loss) from operations              23.1     21.3      (71.0)    68.1

Other Income (Expense)
 Interest expense, net                    (21.6)   (22.8)     (44.5)   (66.0)
 Other                                      0.5     10.4        1.9     10.3

Income (loss) before income taxes           2.0      8.9     (113.6)    12.4

Income tax expense (benefit)                0.8      3.3      (42.0)     4.6


Income (loss) before extraordinary items    1.2      5.6      (71.6)     7.8

Extraordinary items (net of tax
 benefit of $14.7):
   Write-off of deferred financing fees     -        -        (11.4)     -
   Premium on purchase of 13% senior
    subordinated notes                      -        -        (13.6)     -


Net income (loss)                       $   1.2   $  5.6    $ (96.6)  $  7.8

See accompanying notes to consolidated financial statements.

Dade International Inc.
Consolidated Statements of Cash Flows

                                                          Nine Months Ended
                                                            September 30,
(Dollars in Millions)                                      1996       1997
                                                             (Unaudited)
Operating Activities:
Net income (loss)                                       $ (96.6)    $   7.8
Adjustments to reconcile net income (loss) to net cash
   provided (utilized) by operating activities:
     Write-off of in-process research and development      98.1         -
     Depreciation and amortization expense                 27.1        44.8
     Restructuring and other related costs                 12.7         -
     Write-off of deferred financing costs                 18.1         -
     Write-off of inventory step-up                        25.5         -
     Deferred income taxes                                (55.8)        4.6
     Net gain on sale of fixed asset                        -          (0.7)
     Changes in balance sheet items:
        Accounts receivable, net                            8.4         4.5
        Prepaid expenses                                   (5.9)       (0.4)
        Inventories                                       (12.2)      (17.6)
        Accounts payable                                   (5.6)      (11.3)
        Accrued liabilities                                 1.6       (18.4)
        Other                                               3.7         1.2
Net cash flow provided by operating activities             19.1        14.5

Investing Activities:
Acquisitions, net of acquired cash                       (530.6)       (1.3)
Capital expenditures                                      (38.3)      (32.6)
Proceeds from Baxter International Inc. for
 purchase price adjustment                                  9.7         -
Proceeds from sale of fixed assets                          -           0.7
Net cash flow utilized by investing activities           (559.2)      (33.2)

Financing Activities:
Proceeds from sale of "Net assets held for sale"            9.9         -
Proceeds from short-term debt, net of repayments            8.7         4.6
Proceeds from revolving credit facility, net of
 repayments                                                21.0         -
Deferred financing fees                                   (45.7)       (0.5)
Proceeds from subordinated notes, net of repayment        230.0         -
Proceeds from borrowings under bank credit agreement,
 net of repayments                                        296.5        17.7
Contribution from stockholder                               0.3         -
Net cash flow provided by financing activities            520.7        21.8

Effect of foreign exchange rates on cash                    0.1        (0.3)

Net increase (decrease) in cash and cash equivalents      (19.3)        2.8

Cash and Cash Equivalents:
Beginning of Period                                        27.9         3.7

End of Period                                          $    8.6     $   6.5

See accompanying notes to consolidated financial statements.

                        DADE INTERNATIONAL INC.
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in millions)

Note 1.   Organization, Business and Interim Financial Information

Dade International Inc. (the "Company"), was incorporated in Delaware in 1994 to effect the acquisition (the "Dade Acquisition") of the in vitro diagnostics products manufacturing and services businesses of Baxter Diagnostics Inc., a wholly-owned subsidiary of Baxter International Inc. ("Baxter"). The Company develops, manufactures and markets diagnostic equipment, reagents, consumable supplies and services worldwide.

The Company is a wholly-owned subsidiary of Dade Behring Holdings, Inc. ("Holdings", formerly Diagnostics Holding, Inc.). Bain Capital, Inc. and GS Capital Partners, L.P., an affiliate of the Goldman Sachs Group, L.P., their respective related investors and the management of the Company own substantially all of the voting capital stock of Holdings.

The Company acquired, effective May 1, 1996, the world-wide in vitro diagnostics business ("Chemistry" or "Chemistry Acquisition") of E.I.
du Pont de Nemours and Company ("DuPont"). The Chemistry Acquisition was accounted for as a purchase from its effective date and as a result, the unaudited consolidated statement of operations and cash flows for the nine months ended September 30, 1997 are not comparable to those for the same period in the prior year.

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

Note 2.   Change in International Reporting Period

Prior to 1996, the Company's operations outside the United States and Puerto Rico (collectively "International Operations") were consolidated on a one-month delay (e.g., international December 1995 results were reported as January 1996 results) in the consolidated financial statements of the Company. Effective with 1996 reporting, this one month lag for International Operations was eliminated. As a consequence, operating results for the nine-month period ended September 30, 1996 include ten months of International Operations. The Company has designated the month of December 1995 as the "lag month" for purposes of comparability to future periods. International Operations during the lag month produced net sales of approximately $12.3 million and net income of approximately $1.3 million, thus increasing consolidated net sales and consolidated net income by these respective amounts for the nine months ended September 30, 1996.

Note 3.   Inventories

Inventories of the Company consist of the following (in millions):

                                   December 31,  September 30,
                                       1996          1997
                                                  (unaudited)

  Raw materials                       $ 33.1        $ 32.0
  Work-in-process                       39.9          34.2
  Finished products                     82.0          99.3
  Total inventories                   $155.0        $165.5

Note 4.   Bank Credit Agreement

The Company renegotiated the terms of the Bank Credit Agreement during the second quarter of 1997. The amended credit agreement provides for a reduction in interest rates and a reallocation of principal among the various loans.

Note 5.   Claim Settlement

During September 1997, the Company received net proceeds of $9.5 million in connection with the settlement of a commercial dispute with a supplier. The $9.5 million pre-tax gain is included in other income for the nine months and three months ended September 30, 1997.

Note 6.   Subsequent Event - Behring Diagnostics Acquisition

Effective October 1, 1997, Holdings acquired from Hoechst AG and certain of its affiliates ("Hoechst"), beneficial interests in the stock of Hoechst'' the various Behring subsidiaries of Hoechst that constituted the worldwide in vitro diagnostics business of Hoechst, in exchange for stock in Holdings. The stock received by Hoechst from Holdings represented a 32.5% interest in Holdings. Beneficial interests in the stock of the subsidiaries were contributed to the Company.

In connection with the acquisition, the Company amended certain provisions of its existing bank credit agreement to permit consummation of the transaction; however, no changes were made to the amounts, maturities or borrowing rates of the existing outstanding indebtedness.

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

Comparability
The comparability of the Company's unaudited statements of operations and cash flows for the nine months ended September 30, 1997 presented has been significantly impacted by the Chemistry Acquisition which was effective May 1, 1996.

Results of Operations

Net Sales
Net sales for the three months ended September 30, 1997 totaled $204.1 million, a decrease of $10.2 million or 5% from the comparable period a year ago. This decrease was primarily due to the adverse impact of foreign currency exchange rate fluctuations; during the current quarter, the strong U.S. dollar reduced international sales by $10.6 million. Strong customer demand for the Dimension RxL clinical chemistry instrument was restrained during the quarter due to manufacturing capacity constraints. At September 30, 1997, the Company had firm orders for the Dimension RxL approximating $6.6 million; such backlog is expected to be resolved by year-end. Sales during the quarter were also adversely impacted by declining sales in the Company's mature Paramax and Stratus non-cardiac product lines and continued competitive pressures in the U.S.

Net sales for the nine months ended September 30, 1997 were $612.2 million, an increase of $44.1 million or 8% over the comparable period of 1996. This increase was primarily due to the inclusion of nine months of sales from the Chemistry Acquisition in the current period (versus five months of sales in the comparable period of the prior year) offset partially by the adverse impact of foreign exchange, manufacturing capacity constraints related to the Dimension RxL instrument, declining sales in the Company's mature product lines and pricing and competitive pressures in the U.S. During the nine months ended September 30, 1997, the strong U.S. dollar reduced international sales by $25.8 million. Net sales of the Company's mature Paramax and Stratus non-cardiac product lines decreased $27.3 million in the aggregate during the current period as compared to the similar period of 1996.

Gross Profit
Gross profit for the three months ended September 30, 1997 was $98.3 million as compared to $105.4 million reported in the comparable period of the prior year. The $7.1 million decrease in gross profit in the current quarter was primarily attributable to the decrease in net sales discussed above. Gross margins for the current quarter declined to 48.2% as compared to 49.2% in the third quarter of 1996 as a result of adverse foreign exchange impacts and product mix shifts offset partially by the continued realization of manufacturing cost reduction initiatives.

Gross profit for the nine months ended September 30, 1997 totaled $304.8 million as compared to $276.3 million for the first nine months of 1996, which excludes the $25.5 million purchase accounting inventory step-up impact recorded through September 30, 1996. The $28.5 million increase in gross profit over the comparable period of the prior year exclusive of purchase accounting impacts was due to the inclusion of a full nine months of results of the Chemistry Acquisition during 1997, as compared to only five months in the comparable prior period, as well as the on-going realization of manufacturing cost reduction initiatives and a shift toward higher margin products. Gross margins for the nine months ended September 30, 1997 improved to 49.8% as compared to 48.6% during the same period in 1996, exclusive of the impact of purchase accounting.

Marketing and Administrative Expense
Marketing and administrative expense for the current quarter totaled $64.5 million, as compared to $67.1 million for the comparable period of 1996. The decline for the three month period ended September 30, 1997 was primarily due to the strength of the U.S. dollar against other currencies. For the nine month period ended September 30, 1997, marketing and administrative expenses were $197.9 million versus $180.2 million for the prior year period. The increase for the nine month period ended September 30, 1997 is due to the inclusion of nine months of activity for the Chemistry Acquisition as compared to the five months reported in the prior year period, offset partially by cost reduction programs and lower international expenses resulting from the strength of the U.S. dollar.

Research and Development Expense
Research and development expense for the quarter ended September 30, 1997 was $11.1 million, a $1.3 million decrease from the comparable period of 1996. This decrease is primarily due to the realization of cost synergies resulting from the integration of the Chemistry
Acquisition.

For the nine month period ended September 30, 1997, research and development expenses totaled $34.7 million as compared to $28.5 million for the same period last year, excluding the $98.1 million purchase accounting write-off of acquired in-process research and development projects.

The increase in research and development expense for the comparable nine-month period year over year is largely related to the inclusion of a full nine months of operations from the Chemistry Acquisition as compared to five months reflected in the comparable prior year, offset by realized cost synergies. Research and development expenditures are primarily focused on supporting projects which are expanding test menus, developing the next generation Dimension RxL clinical chemistry instrument platform and developing a new cardiac instrument platform.

Operating Income
Income from operations for the current quarter of $21.3 million was $1.8 million lower than the $23.1 million of operating earnings for the same period a year ago. Excluding the impact of adverse foreign exchange rates, operating income for the quarter would have increased to $23.5 million.

Income from operations for the nine months ended September 30, 1997 totaled $68.1 million as compared to $65.3 million for the same period last year, excluding the impacts of purchase accounting and restructuring expenses. The increase in the comparable periods year over year is due to higher sales volumes from the Chemistry Acquisition and improved margins offset partially by adverse foreign exchange rate losses of $6.0 million year to date.

Other Income (Expense)
Net interest expense for the current quarter was $22.8 million, a $1.2 million increase over the comparable period of 1996. This increase is attributable to higher levels of long-term debt as compared to the same quarter in 1996, offset partially by lower borrowing rates.

For the nine month period ended September 30, 1997, net interest expense was $66.0 million, a $21.5 million increase over the same period 1996. This increase is attributable to a full nine months of Chemistry Acquisition debt service recorded during the nine months ended September 30, 1997 (versus five months in the same period last year), offset in part by lower borrowing rates.

In September 1997, the Company received a $9.5 net payment as settlement for a claim with a supplier for non-performance under a contractual agreement.

Income Taxes
The effective income tax rate for the quarter and nine months ended September 30, 1997 was approximately 37%, consistent with the rate recorded for the quarter and nine month periods ended September 30, 1996.

At September 30, 1997, the Company has recorded a deferred tax asset of $212.9 million. Management continues to believe that realization of the net deferred tax asset is not dependent on material improvement over the Company's forecast of future levels of consolidated pre-tax income, material changes in the present relationship between income reported for financial and tax purposes, material asset sales or other non-routine transactions.

Net Income
Net income for the quarter ended September 30, 1997 was $5.6 million, as compared to $1.2 million for the third quarter of 1996. The year over year increase in quarterly net income was largely due to the claim settlement discussed above.

Net income for the nine months ended September 30, 1997 totaled $7.8 million as compared to $14.3 million for the nine months ended September 30, 1996, excluding the impact of purchase accounting, restructuring and extraordinary items. The decrease was attributable to the increased interest expense of $21.5 million offset in part by the claim settlement discussed above. The adverse impact of foreign exchange in the quarter and nine months ended September 30, 1997 was $1.8 million and $4.8 million, respectively.

Liquidity and Capital Resources

The Company's principal liquidity requirements are for working capital, capital expenditures, debt service and restructuring activities. The Company has historically funded its liquidity needs generally with a combination of cash flows from operations and borrowings under its revolving credit facility and other short-term borrowing arrangements.

During the third quarter of 1997, working capital decreased $7.6 million to $200.1 million. The decrease in working capital was caused primarily by an increase in accrued liabilities related to accrued interest on the senior subordinated notes which require semi-annual interest payments and higher levels of accounts payable due to the timing of payments.

During the nine months ended September 30, 1997, working capital increased $28.4 million. This increase was primarily due to lower accrued liabilities related to restructuring reserves and accrued interest, and lower levels of accounts payable due to the timing of payments. The increase in working capital was funded primarily through increased long-term borrowings resulting from the April 1997 amendment of the Company's credit facility agreement.

Capital expenditures of the Company during the third quarter of 1997 were $10.7 million as compared to $10.1 million in the comparable period last year. On a current year to date basis, capital expenditures totaled $32.6 million compared to $38.3 million for the similar period in 1996. The year over year decrease of $5.7 million is primarily attributable to an increase in instruments being financed by customers through third party lessors.

Management believes cash flows from operating activities, together with available revolving credit borrowing capacity under the Company's existing credit agreement, are sufficient to permit the Company to meet its foreseeable financial obligations and fund its operations and planned investments.

Subsequent Event - Behring Diagnostics Acquisition

Effective October 1, 1997, Holdings acquired from Hoechst AG and certain of its affiliates ("Hoechst"), beneficial interests in the stock of the various Behring subsidiaries of Hoechst that constituted the worldwide in vitro diagnostics business of Hoechst, in exchange for stock in Holdings. The stock received by Hoechst from Holdings represented a 32.5% interest in Holdings. Beneficial interests in the stock of the subsidiaries were contributed to the Company. The acquisition will be accounted for as a purchase.

Management is currently in the process of developing a premliniary purchase price allocation for the acquisition, including restructuring reserves which will be required to integrate the Behring operations. Additionally, it is anticipated that reserves will be established through charges to the income statement during the fourth quarter of 1997, and expenses and capital expenditures will be incurred during 1998 and 1999, for restructuring and other activities related to the integration process.

In connection with the acquisition, the Company amended certain provisions of its existing bank credit agreement to permit consummation of the transaction; however, no changes were made to the amounts, maturities, availability or borrowing rates of the existing outstanding indebtedness. The closing of the Behring acquisition did not require any net cash outflows.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is involved in a number of legal proceedings, none of which is expected to have a material adverse effect on the Company's business or financial condition.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     On October 20, 1997, the Company filed a Current Report on Form 8-K concerning the closing and consummation the previously announced Agreement and Plan of Combination to combine the Company and the Behring Diagnostics business of Hoechst AG.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DADE INTERNATIONAL INC.
                                         (Registrant)


Date:  November 14, 1997        By: /s/James W.P. Reid-Anderson
                                    James W.P. Reid-Anderson
                                    Executive Vice President,
                                    Chief Administrative Officer
                                    and Chief Financial Officer
                                    (Duly Authorized Officer of
                                    Registrant)