Form 10-K405
period 1997-12-31
DADE INTERNATIONAL INC
filed 1998-03-31
CIK 942307

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(MARK ONE)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
   [X]              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                      OR

   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the Transition period from                to

                         COMMISSION FILE NO. 333-13523

                               DADE BEHRING INC.
                      (FORMERLY DADE INTERNATIONAL INC.)
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3949533
     (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYERIDENTIFICATION NO.)
   OFINCORPORATION OR ORGANIZATION)

    1717 DEERFIELD ROAD, DEERFIELD,                  60015-0778
               ILLINOIS
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 267-5300

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1998 was approximately zero. At March 20, 1998, there were 1,000 shares of Common Stock outstanding, all held by the registrant's parent, Dade Behring Holdings, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

HISTORY

  The predecessor to Dade Behring Inc. ("Dade Behring" or the "Company", formerly Dade International Inc.), the Baxter Diagnostics business (the "Predecessor") of Baxter International Inc. ("Baxter"), was established in 1949 as part of the Dade County Blood Bank in Florida. The Predecessor initially distributed its blood products through American Hospital Supply Corporation ("AHS") and was subsequently acquired by AHS in 1956. Building upon its initial blood testing base, AHS initiated extensive research and development efforts and acquisitions to expand into the microbiology, immunochemistry and chemistry markets of the emerging in vitro diagnostic testing industry. From 1983 to 1985, Stratus and Paramax development, which began in the late 1970's, culminated in product introductions into the immunochemistry and clinical chemistry markets, respectively. The MicroScan product line was developed through a series of acquisitions in the early 1980s. In 1985, Baxter acquired AHS.

  In December 1994, Bain Capital, Inc. ("Bain Capital") and GS Capital Partners, L.P. ("GS Capital") formed Dade Behring Holdings, Inc. ("Holdings", formerly Diagnostics Holding, Inc.) and acquired the Predecessor from Baxter (the "Dade Acquisition"), with the Company becoming a wholly-owned subsidiary of Holdings. Since the Dade Acquisition, the Company has made significant progress in implementing and focusing its business strategy through acquisitions and the introduction of new products such as the Dimension RxL clinical chemistry analyzer, new hemostasis instrument platforms and its immunoassay module, the cardiac marker Troponin-I and the Platelet Function Analyzer.

  In May 1996, the Company purchased (the "Chemistry Acquisition") from DuPont its in vitro diagnostics business ("Dade Chemistry"), which had entered into the automated clinical chemistry market in 1968 with the introduction of the first random access automated chemistry analyzer in the world and whose installed base of clinical chemistry instruments is one of the largest in the world.

  In October 1997, the Company combined (the "Behring Combination") with the in vitro diagnostics business ("Behring") of Hoechst A.G. Behring was established in 1904 by Emil von Behring, the recipient of the first Nobel Prize in medicine. The Behring Combination has broadened the product offering and balanced the geographic scope of the Company's business.

  Dade Behring, a corporation organized under the laws of Delaware, has its principal executive offices located at 1717 Deerfield Road, Deerfield, Illinois 60015-0778; its telephone number is (847) 267-5300.

INDUSTRY

  In vitro (literally, "in glass") diagnostic ("IVD") tests are conducted outside the body and are used to identify and measure substances in patients' tissue, blood or urine samples which enable physicians to diagnose, treat and monitor patients. The most common IVD tests are traditional clinical chemistry tests which measure glucose, cholesterol or sodium as part of routine blood checks. Other IVD tests measure bodily functions such as blood clotting ability, fertility and cardiac function, or measure the presence of infections or drugs. The wide range and important nature of these tests have established IVD testing as an integral part of the managed care environment, providing for accurate and timely patient diagnosis and treatment. Increasingly, IVD testing is being recognized as making a significant contribution to improving patient care and lowering total patient costs. As a result, management believes that future growth in IVD testing will be driven by: (i) greater automation in order to achieve more consistent test results at lower costs; (ii) applications for emerging test technologies (e.g., cardiac markers which test for the occurrence of heart attacks); (iii) demographic shifts such as the aging of the population; and (iv) applications which provide point-of-care or near-patient testing capabilities.

  Dade Behring serves the IVD market with instruments, reagents (compounds and liquids used to perform tests), consumables (primarily disposable reaction vessels, cuvettes, lids, etc.) and services targeted primarily at clinical laboratories. Hospital and reference laboratories tend to use more precise, higher volume and more automated IVD systems. The definitions of the components of the IVD market in which the Company's products compete ("Company Served Markets") are as follows:

  . Clinical Chemistry Clinical chemistry instrument systems, the highest volume analyzers in most clinical laboratories, are primarily used to test for glucose, cholesterol, sodium and other substances found in large concentrations in the body. These tests are typically run for both routine and emergency patients to help doctors understand the performance of basic bodily functions prior to ordering more extensive testing.

  . Immunochemistry Immunochemistry instrument systems use targeted antibodies to identify and test enzymes, drugs, hormones and other substances found in relatively small concentrations in the body. The general immunochemistry discipline contains a number of distinct segments, including drugs, plasma proteins, infectious disease and allergy, as well as more general platforms designed for a broad range of analyses including cardiac arrest, cancer, anemia, fertility and pregnancy.

  . Drugs Drugs tests are used to measure the level of therapeutic drugs or drugs of abuse in either blood or urine. Although these tests have historically been categorized as part of the immunochemistry discipline, many drug assays are now also performed on routine chemistry analyzers and are therefore also defined as part of the clinical chemistry market.

  . Plasma Protein Plasma protein instrument systems test serum, plasma, urine or cerebral spinal fluid to help both diagnose diseases such as coronary heart diseases and rheumatic diseases, as well as to detect disorders such as tumors and malnutrition.

  . Hemostasis Hemostasis instrument systems test blood coagulation
   (clotting) or platelet function. Hemostasis tests are typically run before or during most surgeries or are performed to monitor patients on an anti-coagulant therapy.

  . Microbiology Automated microbiology instrument systems identify disease-causing bacteria and determine their susceptibility to various antibiotics. These microbiology tests would include those for strep and staph infections.

  . Controls Controls are used to test instruments for accuracy and consistency. Because of the need for a high degree of accuracy in IVD testing, controls are run daily on most instruments in a clinical laboratory.

  IVD systems are composed of instruments, reagents, consumables, service and data management systems. Instruments typically have a five year life and serve to automate repetitive manual tasks, improve test accuracy and speed results reporting. Reagents are liquid or powder chemical substances that react with the patient sample to produce measurable, objective results. The consumable accessories vary across application segments but are generally items such as tubes and stoppers used during test procedures. Both reagents and consumables are typically exclusive to their related instruments (thus, a "closed" system) and, therefore, generate significant ongoing revenues for suppliers. Sample handling and preparation devices, as well as data management systems are becoming increasingly important components of the IVD system. These system additions further reduce labor, improve safety and reduce cost through their automation benefits. According to customer surveys and industry research, the most important criteria customers use to evaluate IVD systems are reliability, reagent quality and service. Providing a total integrated system solution that is reliable and easy to use creates high switching costs and loyalty among customers who value consistency and accuracy in test results. A number of factors are likely to generate continued growth in the IVD market. Instrument automation trends such as sample handling, sample preparation and data management systems will improve the consistency and labor costs of IVD testing, thereby helping to reduce the overall cost of care. The development of new tests such as alternative cardiac markers will also encourage increased IVD usage in new and/or more frequent applications. An aging population is also expected to increase the overall level of demand for diagnostic testing. The development of point-of-care and near-patient diagnostic testing capability will expand the application of IVD in non-laboratory settings (e.g., operating room, home care).

  Management believes that certain trends affecting the purchasers of IVD instruments, as well as the maturation of many IVD testing applications will drive further consolidation and globalization in the IVD industry. Over the past several years, an increasing number of domestic hospitals have formed into groups known as Health Systems in order to compete for patients, develop strategic alliances with suppliers and leverage specialized departments. The formation of these Health Systems, as well as the consolidation occurring among competitors in the independent reference lab market presents larger IVD suppliers with the opportunity to drive standardization of their products across all labs in a group. As testing applications mature in these and other laboratories, IVD suppliers will need to increase the scale of their operations and broaden the scope of their product lines in order to leverage worldwide sales, service and research and development infrastructures. Management believes that the Company, with its global reach and broad product portfolio, is well positioned to take advantage of these trends.

OVERVIEW

  The Company is the largest supplier of IVD products and services to clinical laboratories in the United States and the third largest IVD supplier to clinical laboratories in the world. Of the total estimated $17.5 billion global IVD market, the Company serves a $10.7 billion segment that consists of IVD instruments, reagents, consumables and services targeted primarily at clinical laboratories. Within the Company Served Markets, the Company has market leadership positions in six of the seven core product segments (clinical chemistry, drugs, plasma protein, microbiology, hemostasis, and controls) and a strong niche position in the seventh (immunochemistry).

  IVD tests are conducted primarily in clinical laboratories which in the United States consists of approximately 6,000 hospital-based laboratories and 4,000 reference laboratories (independent from hospitals). The Company provides products and services to over 90% of domestic hospital-based clinical laboratories and to the majority of reference laboratories worldwide. Nearly all hospitals require laboratory testing capability due to the "STAT" or emergency nature of their diagnostic needs and, therefore, represent a stable, attractive customer segment for the Company to serve.

  The Company manufactures and markets a broad offering of IVD products and services which includes: (i) instruments (approximately 12% of sales); (ii) reagents and consumables (approximately 81% of sales); and (iii) services (approximately 7% of sales). In total, the Company has a worldwide installed base of approximately 39,500 instruments. With a typical instrument life of five years, the Company's installed base of instruments generates annual revenue of approximately $31,000 per instrument from ongoing sales of reagents, consumables and service. More importantly, over 75% of the Company's instrument systems are "closed" systems, which require the exclusive use of Company reagents and consumables in order to run tests. As a result, the Company generates an attractive, stable and recurring stream of revenue from reagents, consumables and service contracts.

 Clinical Chemistry

  Routine clinical chemistry tests measure substances found in large concentrations in patients' blood, urine or other bodily fluids. These substances include cholesterol, glucose, iron and sodium and provide information on a patient's basic bodily functions. As the sensitivity of clinical chemistry analyzers has improved, more and more tests traditionally run on immunochemistry instruments have been developed for traditional chemistry instruments, such as those for therapeutic drug monitoring and drugs of abuse screening. This progression of tests to lower cost clinical chemistry analyzers allows customers to consolidate the number of instruments in their laboratory and reduce the labor costs associated with operating multiple instruments. The migration of certain immunochemistry tests from competitors' systems represents an attractive growth prospect for the Company due to its large installed base of routine and specialty analyzers. According to industry estimates, the United States automated clinical chemistry market in which the Company competes approximated $3.2 billion in sales in 1996.

  On average, hospitals operate two to three clinical chemistry analyzers, which serve such roles as routine, STAT and specialty testing. The routine clinical chemistry analyzer, such as the Dimension or Paramax, is considered the workhorse of the clinical laboratory, accounting for up to 40% of all IVD tests performed in such laboratories. These analyzers are characterized by their high throughput capabilities. Specialty analyzers, such as the aca, are often dedicated to lower volume tasks such as emergencies, off-hours testing or drug screening. Specialty analyzers are characterized by their ease of use and test menu breadth.

  The Company's product line consists of three primary instrument platforms marketed to clinical laboratories (Dimension, aca and Paramax) and an instrument platform marketed to physicians, Analyst. The newest clinical chemistry analyzer, the Dimension RxL, was introduced in late 1996 and offers advanced automation and productivity features and a wide test menu. To exploit the migration of high volume tests from immunochemistry to clinical chemistry analyzers, Dimension launched a new immunoassay module in late 1997 to perform highly sensitive immunoassays along with routine chemistry tests. The aca, due to its legacy as the first automated analyzer and subsequent repositioning as a specialty and STAT analyzer, enjoys a strong representation across all hospital volume segments. The Company believes that the ability to provide a full clinical chemistry solution, regardless of hospital's size, is critical in order to be a strong competitor in clinical chemistry. The Company's broad product offering allows it to offer the variety of testing profiles and instrument performance characteristics necessary for a full chemistry solution.

 Immunochemistry

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

  The Company's immunochemistry products include the Stratus, OPUS and BEP instruments. Both Stratus and OPUS are strong niche competitors in the United States immunochemistry market, with leadership positions in the cardiac testing segment. The Stratus analyzer currently offers a test menu of over 30 reagents and utilizes a patented tab technology which facilitates one of the fastest test processing times compared to those of competitors' instruments. OPUS analyzers run a menu of 40 reagents using a unique dry film technology which allows reagents to be completely self-contained. The Company's line of BEP instruments offer a menu of over 30 assays to test for infectious diseases, including AIDS and hepatitis.

  Despite the highly competitive nature of the immunochemistry market, Stratus and OPUS have been positioned to compete effectively in the cardiac testing niche. Stratus currently provides the fastest response time for cardiac testing and OPUS offers a broad panel of cardiac markers. Cardiac tests facilitate a physician's diagnosis of heart attacks or other forms of heart muscle damage by measuring blood markers such as CK-MB, Troponin-I and myoglobin.

  Demand for the Troponin-I assay has grown rapidly since its introduction in August 1995. Clinical data and market research indicates that Troponin-I will ultimately replace CK-MB as the standard for the detection of heart muscle damage.

  The Company believes there is tremendous value in properly screening people entering a hospital for chest pains. In the United States, approximately 6 million people each year arrive at a hospital for chest pain and almost 2 million are admitted, but only approximately 1 million of these people actually suffer a heart attack. The costs associated with incorrect admissions or, alternatively, incorrect discharges, are tremendous. Through the use of the Company's battery of cardiac tests, heart attacks can be more accurately identified and treated.

  In the future, the Company plans to continue to emphasize specific niche segments, especially cardiac, where it has established a market presence and where it can market its instruments' throughput and turnaround capabilities. To this end, the Company is developing a new point-of-care cardiac specific platform.

 Plasma Protein

  Plasma protein instrument systems test serum, plasma, urine or cerebral spinal fluid to help both diagnose diseases such as coronary heart diseases and rheumatic diseases as well as to detect disorders such as tumors and malnutrition. Plasma protein tests are conducted on two types of instrument platforms. The majority of plasma protein tests are run on dedicated nephelometers such as the Company's BNII; some laboratories, however, also run tests on routine clinical chemistry analyzers such as the Company's Dimension.

  The Company is the market leader in Plasma Protein worldwide market. The Company offers four dedicated plasma protein instruments: the BNII and BNA, targeted at large, high volume hospital and commercial laboratories; the BN 100, sold to small to medium sized labs; and the TurbiTimeSystem, a manual instrument sold to small hospitals and private labs. The BNII, a large, highly automated instrument, was released in late 1996 and has proven to be a successful upgrade path for former customers of the BNA and BN 100 who are striving to reduce lab costs and increase actual testing throughput. The Company's instruments offer up to 40 assays which cover the complete spectrum of plasma protein tests.

  The Company's focus on expanding its plasma protein business has led to the development of the broadest portfolio of plasma protein products in the market, allowing it to target customers of all sizes and usage profiles. In addition, the Company has been able to further leverage its expertise in assay development on dedicated nephelometers by offering plasma protein assays for the routine clinical chemistry analyzer market. The Company is also working to grow the plasma protein market by developing new markers for disorders such as malnutrition.

 Microbiology

  MicroScan serves a segment that consists of identification/antimicrobial susceptibility testing ("ID/AST") instruments, reagent panels, data management systems, disposable accessories and service. Microbiology laboratories use ID/AST products to identify infection-causing bacteria (e.g., strep and staph) and to determine the minimum concentration of antibiotic (e.g., erythromycin and ampicillin) necessary to inhibit or kill the bacteria. This information is critical to the optimum management of patient therapy. Microbiology systems are "closed," meaning that reagents and consumables can only be used on the instruments for which they were produced. Growth in the microbiology testing market has been driven primarily by advances in automation, the complexity of various microbes, and the increasing resistance of microbes to antibiotics.

  The Company manufactures and markets both manual and automated ID/AST products. MicroScan's premier instruments are the WalkAway(R)-40 and the WalkAway(R)-96, fully automated instruments that use patented dry reagent panels to conduct bacterial identification and susceptibility testing at the same time.

  The Company has been able to achieve a leadership position in the Microbiology market by focusing on high growth international markets, as well as by upgrading its instruments to help laboratories reduce their overall costs. In the United States, the Company continues to secure business through the promotion of its Conventional Panels, testing devices which produce more accurate results than competitive systems, and through the placement of pharmLINK systems, which provide pharmacists, microbiologists and physicians with better information for the management of antibiotic therapy. Because antibiotics represent approximately 30% of a typical hospital's drug budget, the potential for significant cost savings will continue to drive the use of pharmLINK as an important data management tool. In the future, the Company expects to continue to aggressively develop international markets. Many international markets rely predominately upon manual systems--creating a significant opportunity for MicroScan as customers move to more efficient automated systems. In addition, as hospitals outside the United States continue to build the necessary information systems infrastructure, the Company expects to develop new versions of pharmLINK that are specific to a country's needs. In addition, the Company has begun work on the next generation WalkAway with a focus on reducing costs, improving ease of use and developing significant enhancements to its existing data management software.

 Hemostasis

  Hemostasis testing measures a patient's ability to form and dissolve blood clots, a critical factor in the stabilization of the cardiovascular system. These tests are typically performed before and during surgical procedures. Hemostasis testing is also essential in post-surgical treatments for patients with cardiovascular disorders (e.g., monitoring treatments to "thin" the blood) and for patients with coagulation disorders (e.g., hemophilia). Market growth is expected to come from a continued growth in the number of surgeries performed as well as from new hemostasis tests which accurately measure blood clotting and provide for improved patient treatment.

  The Company pioneered the field of hemostasis and continues to maintain a global leadership position through its commitment to innovation and its development of new and improved products and services. Unlike most other product areas served by the Company, hemostasis instrument systems are "open" systems, meaning that customers can use reagents from a number of vendors with instruments manufactured by other vendors. Primarily for this reason, the Company has sold both third party instruments as well as those manufactured in house. The Company has a strong history of instrument product development, and has introduced two new systems (the BCS and BCT) over the past two years as well as committed significant resources to developing a Platelet Function Analyzer, a new system which provides more precise and consistent measurement of patient blood clotting functions in a less invasive and less time consuming manner than conventional testing procedures.

  The Company has an exclusive relationship with Cardiovascular Diagnostics Inc. ("CVDI") in distributing a new point-of-care hemostasis instrument in the United States market.

 Drugs

  Drugs tests are used to measure the level of therapeutic drugs ("TDM") or drugs of abuse ("DAT") in either blood or urine. TDM tests assist physicians in ensuring that the level of therapeutic drugs patients receive do not exceed safe ranges in the bloodstream. An example of a TDM application is testing performed on transplant patients to monitor the level of immunosuppressive drugs that they are given. Drugs of abuse tests screen for the use of illicit substances such as cocaine and marijuana. Because of their range of application, drugs tests are used at a variety of sites, from clinical laboratories to employers' offices. Drugs tests are also conducted on multiple platform types, including dedicated immunochemisty platforms such as the Company's ETS instruments, as well as routine clinical chemistry analyzers such as the Company's Dimension instruments.

  The Company manufacturers a wide range of products under the Syva name in the drugs market, including both dedicated instruments, as well as a line of over 40 reagents, which it markets to both clinical and non-clinical laboratories. Syva is the world leader in DAT testing and is also a leader in DAT innovation, with the broadest menu of assays available and a large pipeline of new tests. The Company's new test for LSD was chosen over the competition for use by the United States military. In order to increase the convenience of testing for its customers, the Company is developing new DAT sample collection technologies, such as a patch that detects drugs from sweat rather than urine. In addition, the Company is taking advantage of the trend in diagnostics toward testing at the point-of-care by developing a self-contained, unitized test device. The Company also has a strong position in the TDM market with an especially strong position in the high growth immunosuppressives market. The Company has been successful at developing tests for immunosuppressive drugs; it was the first to market a research-use only test for MpA and recently acquired a license to test for FK506.

  The Company's plans for growth in the drugs market center on expanding the scope of its testing platforms and assays, as well as international expansion. In order to take advantage of the growing need for drugs tests, the Company has been rapidly developing new sample collection methodologies and point-of-care devices. The Company is also taking advantage of the market potential for tests on non-dedicated platforms by extending its OEM relationships with manufacturers of routine clinical chemistry analyzers. The Company has been a leader in developing assays for those and other platforms, as exemplified by its new LSD test. Growth opportunities exist for the Company outside of the United States, where drug testing is currently less well penetrated. For example, the Company has been in discussions with the governments of Germany and France to use its testing devices on people involved in car accidents.

 Controls

  Controls are used by laboratory technicians to test instruments for accuracy and consistency. Tests are performed using controls (solutions formulated to specific, standardized values) to determine whether instruments are producing results valid within a statistically acceptable range. Because of the need for a high degree of accuracy in IVD testing, controls are run daily on most instruments in a clinical laboratory. CLIA '88 subjects laboratories to impromptu inspection and subsequent fines/penalties for compliance violations; this and other governmental regulations mandating higher standards of quality control will continue to drive laboratories' needs for controls.

  The Company is a well recognized and respected name in the controls segment of the IVD industry. The Company developed the first commercially available control reagents in 1951 and has since maintained its reputation as a quality-assurance leader. The Company's Total Quality Control ("TQC") product line includes both controls, as well as controls-related quality assurance programs ("QAPs"). These programs are sophisticated statistical database systems that aid a laboratory in monitoring and maintaining the accuracy and precision of testing over time.

  The Company's controls business has several advantages over its competitors. In addition to being used by over 75% of its own customers, the Company has a proven ability to leverage its experience across many other platforms. In 1995, the Company established an exclusive controls supply relationship with Columbia/HCA and an OEM relationship with a European supplier of clinical chemistry analyzers. The Company's state-of-the-art QAPs have enabled users to monitor and compare system tests results with those obtained by thousands of other laboratories using similar systems around the world. With over 10,000 Dade Behring QAP participants, the Company possesses the world's largest inter-laboratory peer group database. The Company plans to complement this database with new real-time information and enhanced data management products.

 Other

  Immunohematology. Dade Behring immunohematology and related products are typically used by hospital laboratories and blood donor centers to classify blood products for use in transfusion procedures. The immunohematology line consists of immunohematology reagents and base laboratory equipment such as cell washers and automated centrifuges. This product line is considered non-core and has suffered from increased competition in recent years due to a new, simpler testing procedure.

  Integrated Services Division. The Company believes its Integrated Services Division ("ISD") organization is the largest service organization in the industry with over 1,200 product and service specialists worldwide. This organization provides in-warranty and out-of-warranty service on the Company's 39,500 instruments and provides service on a third-party basis to other medical instrument companies. All of the Company's field service personnel are trained in the technical aspects of one or more of the Company's major instrument systems. In the United States, this field service organization provides rapid (usually within six hours), on-site service to the Company's entire customer base. In the United States, the Company also maintains a telephone-based, in-house technical support and customer service group of over 180 people to provide troubleshooting and other user help, which leverages the higher cost of on-site service.

  Third Party Product Distribution. The Company distributes various products for third party manufacturers in select international markets where it can leverage its existing distribution network.

RESEARCH AND DEVELOPMENT

 Overview

  The Company maintains an active research and development program focused on the development and commercialization of products which both complement and update its existing product offerings. Within the IVD industry, the Company has established a track record of innovation and timely product introduction. In each of its core product lines, research and development was instrumental in the development of key technologies which have helped to create strategic product advantages. At December 31, 1997, there were approximately 750 employees involved in the Company's product development efforts.

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

 Test Menu Development

  Once the Company places an instrument, the development of new reagents to conduct additional tests represents a highly leveraged growth opportunity. The Company's large installed base of approximately 39,500 instruments thus represents significant potential for the Company's new reagent development efforts. The Company is currently developing a series of highly sensitive immunoassays for the Dimension RxL platform, cardiac markers for the point-of-care Stratus Cardiac System (Stratus CS), new acute phase protein markers like Cystatin C and SAA for the nephlometer platforms, as well as new and updated identification and antibiotic susceptibility panels for the MicroScan platforms. In addition, the Company is investing in new and enhanced tests for its hemostasis platforms as well as a next generation Hepatitis B Surface Antigen and new combined antibody/antigen HIV tests to expand the infectious disease product line menu.

 Next Generation Platform Development

  The Company is committed to continued investments in new platform development to maintain its competitive advantage. Management believes that clinical laboratories are increasingly looking to IVD suppliers to help them reduce labor costs, the largest cost component in the laboratory. Among the activities that drive labor costs are sample preparation, instrument setup, throughput and maintenance, manual data entry and manipulation, and the verification and reporting of results. The Company is currently working on significant enhancements to its clinical chemistry and microbiology instruments that will further automate the laboratory and support total system cost reduction.

  As part of the next generation of the clinical chemistry instrument, the Company has invested in the concept of enhanced productivity through workstation consolidation. The Company has developed an immunochemistry module that has become an integrated component of the Dimension RxL platform creating the first platform capable of performing highly sensitive heterogeneous immunoassays along with routine chemistry, specialty tests, electrolytes, and metabolites. The Company is investing in on-line centrifugation technology to reduce excess sample handling and transportation time, increased use of sensor-based technology to enhance instrument efficiency, and a number of additional features that will enhance the product offering. The Company is also supporting the development of enhanced automation for the MicroScan WalkAway platforms to improve the sample handling process for the microbiology laboratory.

  The Company also markets two new high-end automated platforms, one for the plasma protein product line, the second for the hemostasis segment. Current new product initiatives include platform systems that are designed to meet the needs of the smaller volume customer for the plasma protein, Syva and hemostasis product lines.

 Niche Platform Development

  In addition to improvements in the existing portfolio of instruments, the Company continues to seek out new opportunities through the focused development of certain niche instruments. Such products include the recently introduced Platelet Function Analyzer (PFA-100). The PFA-100 is an instrument that automates the testing of platelet function and provides a quantifiable measurement of platelet function. Like most IVD instrument systems, the PFA-100 uses proprietary reagents and consumables designed exclusively for this instrument. The Company is also investing in the development of the Stratus CS which is designed to address the need for rapid measurement of cardiac-specific markers in the emergency room and other near-patient care environments, as well as the central laboratory.

CUSTOMERS

  The Company has a broad customer base that includes primarily hospital and reference laboratories. The Company sells its products worldwide and derives 46% of its revenue from outside the United States. No end-consumer represents more than 4% of the Company's sales. Sales to Allegiance Healthcare Corporation, the Company's U.S. distribution for certain product lines, represented 26% of the Company's sales.

SALES, DISTRIBUTION AND MARKETING

  The Company employs over 2,300 people in its worldwide sales group, comprised of field sales representatives, manager's, clinical application specialists ("CASs") and field service representatives. Field sales representatives are the traditional salesforce and are organized by product line. The CASs provide troubleshooting in the field, customer training, and conduct workshops and seminars. The CASs are also organized by major product lines. Field service representatives install instruments at customer locations and provide maintenance and service work on the instuments.

  In the United States, the Company maintains sales offices in twelve cities. The Company maintains thirty sales offices outside the U.S.

  In the United States, this sales organization works closely with the Company's chief domestic distributor, Allegiance Healthcare Corporation ("Allegiance", Baxter's distributor successor), whose approximately 400 highly trained distribution professionals are capable of generating sales leads and important interactions with hospital decision makers. Together with the Company's domestic field salesforce, this team is capable of developing strong relationships with thousands of customers. In addition to sales prospecting, Allegiance also provides routine distribution and delivery functions such as order entry, invoicing, customer service, database management and physical warehousing and delivery. Chemistry and Syva products are sold directly to customers in the U.S. without an intervening distributor.

  In addition to its worldwide sales group, the Company employs approximately 350 marketing personnel worldwide with extensive knowledge and understanding of industry issues, market trends, customer needs and competitive dynamics.

INSTRUMENT PLACEMENTS

  The Company's instruments range in retail price from $20,000 to $135,000. Approximately one-third of the Company's instrument placements in 1997 were sold to customers, approximately one-third were sold through third-party lessors and the remainder were financed directly by the Company. Approximately half of the Company's 1997 domestic instrument placements were sold to customers with the remaining half sold through third-party lessors.

  The Company offers customers a variety of financing options designed to offset the large up-front capital outlay necessary to purchase an IVD instrument. The two most common financing methods are (i) third-party capital leases, and (ii) reagent rental agreements in which Dade Behring retains title to the instrument and recoups the cost via premiums on its reagents.

INTELLECTUAL PROPERTY

  The Company owns over 3,500 United States and non-U.S. patents, and has hundreds of patent applications currently pending in the United States and abroad. These patents and patent applications cover a broad base of technology relating to the Company's Dade, MicroScan, Stratus, Analyst, Syva, Dimension and aca product lines as well as technology which has yet to be commercialized. The Company also licenses certain patents and other intellectual property rights from third parties. In addition to its extensive patent portfolio, the Company possesses a wide array of unpatented proprietary technology and know-how.

  The Company owns approximately 3,000 United States and non-U.S. registered trademarks, and service marks, including the Company's well-known and respected Dade(R), Syva(R), MicroScan(R), Stratus(R), Paramax(R) and Dimension(R) brand names. In addition, the Company has numerous applications for registration of trademarks and service marks pending in the United States and abroad. The Company also owns several United States copyright registrations.

  In the aggregate, these patents, patent applications, trademarks, copyrights and licenses are of material importance to the Company's business. However, the Company believes that no single patent, trademark or copyright (or related group of patents, trademarks or copyrights) is material in relation to the Company's business as a whole.

EMPLOYEES

  As of December 31, 1997 the Company had approximately 7,400 full-time and part-time employees, 4,550 in the United States (including Puerto Rico), 2,250 in Europe, 300 in Japan and 300 in other locations around the world. The Company also contracted with approximately 550 temporary employees as of December 31, 1997.

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

  Below is an overview of the Company's manufacturing facilities including key products manufactured:

                                     FLOOR
                            NO. OF   AREA
LOCATION                    SITES  (SQ. FT.) OWNED/LEASED        PRODUCTS
--------                    ------ --------- ------------ ----------------------
Duedingen, Switzerland.....    2     184,700    1 Owned      Immunohematology
                                               1 Leased
Miami, Florida.............    2     420,900      Owned   Hemostasis, Chemistry,
                                                                 Controls
Sacramento, California.....    2     236,900    1 Owned         Microscan
                                               1 Leased
Glasgow, Delaware..........    1     447,000      Owned         Chemistry
Newtown, Connecticut.......    1      22,000     Leased         Chemistry
Cupertino, California......    1     110,000     Leased            Syva
Westwood, Massachusetts....    1     155,000     Leased         Chemistry,
                                                             Immunochemistry
Marburg, Germany...........    3     320,000    1 Owned        Hemostasis,
                                               2 Leased      Plasma Proteins,
                                                             Immunochemistry
Scoppito, Italy............    1      14,000     Leased      Plasma Proteins
Kawagoe, Japan.............    1      29,000     Leased      Plasma Proteins
                             ---   ---------
                              15   1,939,500
                             ===   =========

ITEM 3. LEGAL PROCEEDINGS.

  The Company is involved in a number of legal proceedings arising in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

  None.

ITEM 6. SELECTED FINANCIAL DATA.

  Set forth below are selected historical financial data of the Predecessor and the Company as of the dates and for the periods shown. The selected historical financial data as of December 31, 1994, December 31, 1995, December 31, 1996 and December 31, 1997, for the period from December 17, 1994 through December 31, 1994 and for the three years ended December 31, 1997 were derived from the Company's financial statements, which, except for data as of December 31, 1994 and 1995 and for the period from December 17, 1994 through December 31, 1994, are included elsewhere in this Form 10-K. The selected historical financial data as of December 31, 1993 and the year then ended and for the period from January 1, 1994 through December 16, 1994 were derived from the Predecessor's financial statements, which were audited by Price Waterhouse LLP and do not appear in this Form 10-K. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Form 10-K.

                          THE PREDECESSOR(1)                      COMPANY(1)
                          ------------------- ---------------------------------------------------
                                  PERIOD FROM PERIOD FROM PERIOD FROM
                                   1/1/94 TO  12/17/94 TO  1/1/94 TO
                           1993    12/16/94   12/31/94(2)  12/31/94   1995(2)(3) 1996(6)  1997(7)
                          ------  ----------- ----------- ----------- ---------- -------  -------
                                                  (DOLLARS IN MILLIONS)
Net sales...............  $690.2    $650.6       $19.0      $669.6      $614.3   $ 795.8  $ 980.5
Cost of sales...........  $420.8    $391.4       $18.6      $410.0      $368.6   $ 444.1  $ 654.1
Gross profit............  $269.4    $259.2       $ 0.4      $259.6      $245.7   $ 351.7  $ 326.4
Marketing and
 administration
 expenses...............  $179.2    $173.2       $ 2.4      $175.6      $171.1   $ 255.5  $ 366.8
Research and development
 expenses...............  $ 47.2    $ 33.4       $ 1.1      $ 34.5      $ 26.5   $ 138.0  $  61.7
Goodwill amortization
 expense (credit).......  $  2.6    $  2.6       $(0.1)     $  2.5      $ (0.4)  $   3.3  $   5.4
Restructuring and
 downsizing costs(4)....  $ 30.2    $  --        $ --       $  --       $  --    $  15.0  $  40.1
Income (loss) from
 operations.............  $ 10.2    $ 50.0       $(3.0)     $ 47.0      $ 48.5   $ (60.1) $(147.6)
Extraordinary items.....  $  --     $  --        $ --       $  --       $  --    $ (25.0) $   --
Cumulative effect of
 change in accounting
 principles(5)..........  $ (3.3)   $  --        $ --       $  --       $  --    $   --   $   --
Net income (loss).......  $ (1.9)   $ 35.8       $ 1.9      $ 33.9      $ 12.7   $(105.3) $(142.6)

                                                       DECEMBER 31,
                                          --------------------------------------
                                           1993   1994   1995    1996     1997
                                          ------ ------ ------ -------- --------
Total assets............................. $710.6 $696.2 $550.9 $1,005.1 $1,510.4
Long-term liabilities.................... $ 37.9 $300.3 $297.9 $  807.9 $  875.1

--------
(1) The financial data of the Predecessor and the Company were prepared on different bases of accounting.
(2) Financial data for the period from December 17, 1994 to December 31, 1994 and for the year ended December 31, 1995 exclude the results of the Bartels and Burdick & Jackson product lines, which have been reflected as "Net assets held for sale."
(3) The Company's stockholder's equity and net loss for the period December 17, 1994 through December 31, 1994 includes a non-recurring pre-tax charge relating to the application of purchase accounting for a partial write-off of $5.6 million to cost of goods sold related to the write-off of the $46.0 million of allocated purchase price made to record acquired finished goods and work-in-process inventory at fair market value. The Company's stockholder's equity and net income for the year ended December 31, 1995 include the non-recurring pre-tax write-off of the remaining $40.4 million of the inventory write-up discussed above.
(4) In 1993, Baxter undertook a restructuring effort, charging the Predecessor with $30.2 million for downsizing its sales, general and administrative, instrument manufacturing and non-strategic research and development staffs in an effort to reorganize the businesses into a single operating division. In 1996, a $15.0 million restructuring charge was recorded related to a plan to eliminate redundancies and rationalize production capacity in connection with the Chemistry Acquisition. In 1997, the Company recorded a $40.1 million restructuring charge to consolidate manufacturing and distribution operations and eliminate redundant sales, service and administrative functions.
(5) In 1993, Baxter recorded a $3.3 million after-tax charge related to the Predecessor for the cumulative effect of adopting SFAS No. 109 "Accounting for Income Taxes."
(6) The pre-tax loss for the year ended December 31, 1996 reflects the following pre-tax charges resulting from purchase accounting for the Chemistry Acquisition and other items: (i) a charge to cost of goods sold for $24.8 million of allocated purchase price to record work-in-process and finished goods inventories to fair market values, (ii) a $15.0 million restructuring charge designed to lower operating costs, increase efficiency, and eliminate redundant operations, (iii) a $98.1 million charge to research and development expense for acquired research and development projects which does not have alternative applications or separable economic value, and (iv) a $9.5 million charge to cost of goods sold to establish a reserve for excess spare parts inventories related to the Paramax product line.
(7) The net loss for the year ended December 31, 1997 reflects the following pre-tax charges resulting from application of purchase accounting for the Behring Combination related to the following: (i) a charge to cost of goods sold for $171.4 million of allocated purchase price to record acquired finished goods and work-in process inventories to fair market values, (ii) a $40.1 million restructuring charge to consolidate manufacturing and distribution operations and eliminate redundant sales, service and administrative functions, (iii) a $1.1 million charge to research and development expense for acquired research and development projects which do not have alternative applications or separable economic value, (iv) $33.5 million of charges related to distribution costs, increased inventory reserves resulting from plant closures and non-core product transition costs, (v) $11.4 million of stock-based compensation charges related to grants of stock options and purchase rights, and (vi) $2.0 million of integration costs associated with the Behring Combination.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This information should be read in conjunction with the Consolidated Financial Statements included herein. Certain statements included in this discussion are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income levels, and cash flow and liquidity. Such forward-looking statements are based on Management's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from the results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to global economic and business conditions, governmental and regulatory policies, and the competitive environment in which the Company operates.

COMPARABILITY

  Comparisons drawn from the Company's Consolidated Financial Statements for 1995 through 1997 are impacted by the Dade Acquisition effective December 16, 1994, the Chemistry Acquisition effective May 1, 1996 and the Behring Combination effective October 1, 1997. These transactions were accounted for under the purchase method and accordingly their respective results have been included in the Consolidated Financial Statements from the date of acquisition. Certain significant purchase accounting related and other items impacting comparability include:

1997

 . A $171.4 million charge was recorded to cost of goods sold related to the step-up to fair value of work-in-process and finished goods inventory in connection with the purchase price allocation for the Behring Combination.

 . A $40.1 million restructuring charge was recorded to consolidate manufacturing and distribution operations and eliminate redundant sales, service and administrative functions.

 . $1.1 million was charged to research and development expense upon consummation of the Behring Combination pertaining to purchase price allocated to acquired research and development projects which have no alternative future use.

 . $33.5 million of charges were recorded including $12.2 million charged to cost of goods sold primarily for distribution costs and increased inventory reserves resulting from the Miami plant closure actions and $21.3 million charged to marketing and administrative expense related primarily to the transition of the Stratus non-cardiac and Paramax product lines.

 . $11.4 million of stock-based compensation charges were recorded related to grants of stock options and purchase rights.

 .  $2.0 million of integration costs associated with the Behring Combination.

1996

 . A $24.8 million charge was recorded to cost of goods sold related to the step-up to fair value of work-in-process and finished goods inventory in connection with the purchase price allocation for the Chemistry Acquisition.

 . A $15.0 million restructuring charge was recorded to operating expense in connection with a restructuring plan designed to lower operating costs, increase efficiency and eliminate redundant operations.

 . The Company recorded a $98.1 million charge to research and development expense upon consummation of the Chemistry Acquisition pertaining to purchase price allocated to in-process research and development projects that have no alternative future use.

 . Two extraordinary charges totaling $25.0 million after-tax were made to record the costs associated with the repurchase of the original 13% senior subordinated notes due 2005 and the write-off of previously deferred financing fees.

 . A $9.5 million charge to cost of goods sold was recorded to establish a reserve for excess inventories related to the Paramax product line. This non-cash charge was a direct result of the Chemistry Acquisition and the decision to designate the Paramax product line as non-core.

 . The elimination of the reporting period lag for the Company's international operations added $12.3 million to the sales for the year ended December 31, 1996. The change in reporting period did not significantly impact earnings.

1995

 . $40.4 million was charged to cost of goods sold related to the $46.0 million non-recurring step-up to fair value of work-in-process and finished goods inventory in connection with purchase price allocation for the Dade Acquisition.

 Results of Operations

  1997 Compared to 1996

  Net sales for 1997 were $980.5 million, an increase of $184.7 million or 23.2% over 1996. The increase was attributable primarily to the inclusion of sales from the Behring Combination during the three months of ownership in 1997 and the inclusion of twelve months of sales from the Chemistry Acquisition (versus eight months of sales in 1996). The strong U.S. dollar reduced international sales by $45.3 million in 1997 versus 1996.

  Gross profit for 1997 totaled $510.0 million as compared to $386.0 million in 1996, after adjusting for the following items impacting comparability; in 1996, the $24.8 million purchase accounting inventory step-up impact, the $9.5 million charge to establish a reserve for excess Paramax inventories recorded and in 1997, the $171.4 million purchase accounting inventory step-up and the $12.2 million charge related primarily to distribution costs and to increased inventory reserves resulting from the Miami plant closure actions recorded in

1997. The $124.0 million increase in gross profit over 1996 exclusive of the above impact was due to the inclusion of twelve months of results of the Chemistry Acquisition, as compared to only eight months of activity in 1996, three months of results of the Behring Combination, as well as the ongoing realization of manufacturing cost reduction initiatives and a shift toward higher margin products. The strong U.S. dollar reduced gross profit by $24.9 million in 1997 versus 1996. Gross margins for 1997 improved to 52.0% as compared to 48.5% in 1996 exclusive of the above adjustments.

  Marketing and administrative expense for 1997 totaled $345.5 million, excluding $21.3 million of non-recurring charges primarily related to the transition of non-core product lines, as compared to $255.5 million in 1996. The increase is due to the inclusion of twelve months of activity from the Chemistry Acquisition as compared to only eight months of activity in 1996 and the inclusion for 1997 of three months of operations from the Behring Combination and non-recurring costs related to the integration of Behring, offset by cost reduction programs and lower international expenses resulting from the strength of the U.S. dollar.

  Research and development increased by $20.7 million or 51.9% in 1997 as compared to 1996 exclusive of $98.1 million purchase accounting write-off of in-process research and development projects related to the Chemistry Acquisition in 1996 and the $1.1 million purchase accounting write-off of in-process research and development projects related to the Behring Combination in 1997. The increase is attributable to twelve months of operations from the Chemistry Acquisition as compared to only eight months of activity in 1996, three months of operations from the Behring Combination, offset partially by realized cost synergies. Research and development expenditures are primarily focused on supporting projects that are expanding test menus, developing the next generation Dimension RxL clinical chemistry instrument platform and developing a new point-of-care cardiac instrument platform.

  During 1997, the Company recorded a $40.1 million restructuring charge and allocated $77.7 million of the Behring Combination purchase price related to a restructuring plan to consolidate manufacturing and distribution operations and eliminate redundant sales, service and administrative functions. The restructuring plans include actions to close the Miami and Westwood manufacturing facilities, consolidate and reorganize the global sales, marketing and R&D organizations and eliminate administrative redundancies.

  Net interest expense for the year ended December 31, 1997 was $87.8 million as compared to $65.6 million for 1996. The increase is attributable to a full year of Chemistry Acquisition debt service recorded (versus eight months in 1996), offset partially by lower borrowing rates.

  Other income of $9.0 million in 1997 includes a gain of $9.5 million for a settlement with a supplier for non-performance under a contractual agreement partially offset by foreign currency transaction losses.

  An income tax benefit of $83.8 million (an effective rate of 37%) was recorded in 1997. The Company's pre-tax loss of $226.4 million was caused by purchase accounting related adjustments of $171.4 million for inventory step-up and $1.1 million for the write-off of in-proceess research and development projects with no alternative future use, the restructuring charge of $40.1 million and the other non-recurring charges of $33.5 million. At December 31, 1997, the Company had a net deferred tax asset of $383.1 million. In assessing the realizability of the deferred tax asset, management has analyzed the Company's forecast of future taxable income by jurisdiction and other relevant factors and has concluded that recoverability of the net deferred tax asset is more likely to occur than not. The realization of the deferred tax asset is not dependent upon material improvement over the Company's forecast level of pre-tax income, significant changes in the current relationship between income reported for financial and tax purposes, or material asset sales or other transactions not in the normal course of business.

  For the year ended December 31, 1997, the Company had a net loss of $142.6 million as compared to a net loss of $105.3 million in 1996. The net loss in 1997 was due to the effects of purchase accounting, restructuring charges, increased interest expense related to a full year of Chemistry Acquisition debt service, non-recurring operating charges, incremental and duplicative operating costs and integration costs.

  For the year ended December 31, 1997, the Company's EBITDA was $176.0 million, as compared to $126.5 million for 1996. The increase over 1996 is attributable to the full year of operations from the Chemistry Acquisition and three months of operations from the Behring Combination and realization of cost synergies from the integration of the Chemistry and Behring operations. Foreign currency exchange rate fluctuations had an adverse impact of $9.2 million on EBITDA during 1997 versus 1996. EBITDA, which is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, represents the sum of net loss, depreciation and amortization, the purchase accounting write-offs related to inventory step-up and in-process research and development with no alternative future use, noncash stock-based compensation expense, integration expenses, restructuring and other non-recurring operating charges and other noncash charges. EBITDA should not be considered as an alternative to net income as a measure of a Company's operating results or to cash flows as a measure of liquidity.

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

  Income tax benefit of $45.4 million (an effective rate of 36.1%) was recorded for 1996. The Company's pre-tax loss of $125.7 million was primarily caused by the purchase accounting adjustments related to the Chemistry Acquisition as described above. At December 31, 1996 the Company had a net deferred tax asset of $214.7 million.

  In connection with the refinancing required for the Chemistry Acquisition, a premium was paid to retire the senior subordinated notes and previously deferred financing fees were written off. An extraordinary, net of tax loss of $25.0 million was recorded in the second quarter to reflect the impact of these transactions.

  For the year ended December 31, 1996 the Company had a net loss of $105.3 million as compared to net income of $12.7 million in 1995. The net loss was due to the impacts of purchase accounting, increased interest expense related to the increased level of indebtedness, restructuring charges and incremental and duplicative operating costs related to the establishment of stand-alone capabilities. Excluding the impact of purchase accounting, extraordinary losses and restructuring charges, the Company's 1996 net income would have been $7.8 million.

 Financial Condition and Liquidity

  The Company's primary liquidity requirements are for working capital, capital expenditures, restructuring expenditures and debt service. At December 31, 1997, the Company's entire $105.0 million revolving credit facility, as well as $115.7 million under various non-U.S. credit lines were available. (See further discussion in the notes to the consolidated financial statements.)

  Capital expenditures, including instrument placements in customer locations, totaled $68.4 million in 1997, compared to $57.3 million in 1996. The increase reflects the impact of a full year of ownership of Dade Chemistry, three months ownership of Behring, investment in reagent rental agreements (in which the Company retains title to an instrument and recoups the investment through premiums on reagents over a multi-year period) and incremental investments for stand-alone infrastructure needs, particularly in the area of information systems. Capital expenditures in 1998 are expected to exceed 1997 levels due primarily to a full year of activity related to the Behring Combination.

  Based on preliminary study, the Company expects to spend approximately $15.0 million to $17.0 million from 1997 through 1999 to replace or modify certain computer information systems to enable proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action. The Company does not expect the amounts required to be charged to operations over the next two years to have a material effect on its financial position or results of operations. The amount expensed in 1997 was not significant.

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

 Outlook

  Management expects sales and operating income growth in 1998 over 1997 reflecting full results of the Behring Combination and the realization of synergies. Revenue growth domestically is subject to a relatively competitive pricing environment, with an increasing level of influence by large buying groups. Management believes the Company's broad product line offering and extensive sales and service infrastructure position it well in such an environment. Sales results outside the United States are subject to significant influence by foreign currency exchange rates.

  Continued growth by the Dimension product line is anticipated as the new heterogenous module for immunoassay testing was launched in late 1997. In addition, the launch of the new point-of-care Stratus CS platform, the new CA-500 Hemostasis instrument positioned for smaller hospitals and the introduction of new assays will further contribute to sales growth. Management expects continued declines across mature product lines (such as Paramax and Stratus non-cardiac) as the Company continues its successful strategy of migrating customers from these non-core product lines to newer platforms (e.g. Dimension).

  The Company expects to achieve significant productivity gains in 1998 from the integration of the Behring Combination. Synergies will be achieved from the closure of the Miami, Florida and Westwood, Massachusetts facilities, consolidation of country sales and service organizations, elimination of duplicative administrative functions and the elimination of overlapping R&D projects.

ITEM 8. FINANCIAL STATEMENTS.

  See the attached Consolidated Financial Statements (pages F-1 through F-28).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Executive officers and directors of Dade Behring are as follows

NAME                                   AGE               POSITION
----                                   ---               --------
Steven W. Barnes...................... 37  President, Chief Executive Officer
                                            and Director
James W. P. Reid-Anderson............. 38  Chief Administrative Officer,
                                            Chief Financial Officer and Director
Robert W. Brightfelt.................. 55  Group President, Chemistry
                                            and Director
Friedhelm Blobel...................... 49  Group President, Biology
John Sullivan......................... 58  President, Syva
Robert W. Kleinert.................... 46  Executive Vice President
Marc N. Casper........................ 29  Executive Vice President
Thomas E. Hill........................ 47  Senior Vice President
                                            of Human Resources
Scott T. Garrett...................... 48  Director
Mark E. Nunnelly...................... 39  Director
Stephen G. Pagliuca................... 43  Director
Adam Kirsch........................... 36  Director
John P. Connaughton................... 32  Director
Joseph H. Gleberman................... 39  Director

  Steven W. Barnes served as the Company's President of Global Products and Chief Operating Officer beginning in 1996, and was appointed President, Chief Executive Officer and Director in 1997. In 1996 and 1997 Mr. Barnes was Executive Vice President of Bain Capital where he was responsible for several portfolio companies including Dade Behring Inc. and Claricom, Inc., where he served as President and Director. From 1988 to 1996 Mr. Barnes served various positions including President and Director of the Holson Burnes Group, Inc. and from 1982 to 1988 Mr. Barnes served various positions with Price Waterhouse. Mr. Barnes is also currently a Director of Claricom, Inc. and Miltex, Inc.

  James W. P. Reid-Anderson became Executive Vice President and Chief Financial Officer in August 1996 and was subsequently promoted to Chief Administrative Officer and Chief Financial Officer in October 1997 following the Behring Combination. Prior to joining the Company, Mr. Reid-Anderson was Chief Administrative Officer and Chief Financial Officer of Wilson Sporting Goods; in addition concurrently he was Chief Operating Officer of Wilson and served as Vice President and General Manager of Wilson's International Markets. Mr. Reid-Anderson has also served in various financial positions of increasing responsibility for Pepsico, Inc., Grand Metropolitan PLC and Mobil Oil Corporation.

  Robert W. Brightfelt joined the DuPont Company in 1967 as a mechanical engineer and served in positions of increasing responsibility in new product development, manufacturing, R&D and plant management. In 1981, he joined the DuPont in vitro diagnostics business as Manager of Product Management and Strategic Planning. He was named New Product Development Manager in 1984, Worldwide Marketing Director in 1987, and Worldwide Business Director in 1989. Mr. Brightfelt became Executive Vice President of Dade Behring, Chemistry Systems, effective with the close of the sale of DuPont Diagnostics to Dade Behring in May 1996. He became Group President, Chemistry, effective with the Behring Combination in October 1997. Mr. Brightfelt is also a member of the Board of Directors of Molecular Biosystems, Inc. in San Diego, CA.

  Freidhelm Blobel, PhD, has more than twenty years of experience in the diagnostics industry with Boehringer Mannheim Corporation. In his most recent position with Boehringer Mannheim, he was Senior Vice President, Development, Manufacturing and Quality within the Patient Care Division. Dr. Blobel joined Dade Behring as Group President, Biology following the merger in October 1997. He was previously Chief Technology Officer and Head of Worldwide Product Supply and Technology of Behring.

  John Sullivan was formerly the President and CEO of Behring Diagnostics, Inc. and Head of Worldwide Business Development for Behring and subsequently became President, Syva following the Behring Combination. Mr. Sullivan has spent over 30 years in management and executive positions at United Carbon, Celanese Fibers, Inc. and Hoechst Celanese.

  Robert W. Kleinert, Jr. joined the Predecessor as a sales representative in 1974 and held various positions with the Predecessor in marketing, product management and business planning, including President of Clintec Nutrition Company, a joint venture created by Baxter and Nestle S.A., President of Baxter Diagnostics Europe, and President of MicroScan prior to becoming Executive Vice President in 1993. In this role he has been responsible for Hemostasis, Controls, Immunohemotology, Baxter Equipment and Burdick & Jackson. Additional duties have included the global regional sales organization of Europe, Japan, North America and worldwide field operations. Mr. Kleinert is currently responsible for U.S. sales and service.

  Marc N. Casper joined Dade Behring in January 1997 with responsibility for the international sales organization and international country operations. Prior to joining the Company, Mr. Casper was an Associate with Bain Capital and worked with the Company as a member of Bain Capital's Portfolio Management Group. Mr. Casper has also worked as a strategy consultant at Bain & Company where he held several positions of increasing responsibility. Following the merger, Mr. Casper has responsibility for the regional sales organizations and country operations in Europe, Asia and Intercontinental, which includes Canada, Latin America and South America.

  Thomas E. Hill, PhD, served as the Predecessor's Senior Vice President of Human Resources since 1991. Dr. Hill joined American Hospital Supply in 1980, and has held a number of positions within the human resource function including Personnel Planning Consultant, Manager of Personnel Research, Director of Human Resource Information Systems, Director of Corporate Compensation, Director of Compensation and Benefits for the Global Businesses and Vice President of Corporate Human Resource Planning and Staffing for Baxter.

  Scott T. Garrett joined Baxter in 1975 as a product development engineer, and has served in a number of research, strategic planning and management positions since that time. Mr. Garrett was named Vice President and General Manager of the Predecessor's European operations in 1987, and was named President of the Paramax Systems Division in 1989. Mr. Garrett became Executive Vice President of the Predecessor in 1990, with responsibility for all divisions and operations associated with manufactured product lines. Mr. Garrett served as Chief Executive Officer from 1994-1997. Mr. Garrett is a member of the American Association for Clinical Chemistry and also currently serves on the Health Industry Manufacturers Association Board of Directors. He is also a director of Sunol Molecular Corporation. Mr. Garrett resigned from the Company effective October 31, 1997.

  Mark E. Nunnelly has been a Managing Director of Bain Capital since May, 1993, and a general partner of Bain Venture Capital since 1990. Prior to joining Bain Venture Capital, Mr. Nunnelly was a partner at Bain & Company where he managed several relationships in the manufacturing sector and he also served with Procter and Gamble in product management. He serves on the board of several companies including Corporate Software and Technology, The Learning Company, SR Research and DoubleClick.

  Stephen G. Pagliuca has been a Managing Director of Bain Capital since May 1993, and a general partner of Bain Venture Capital since 1989. Prior to joining Bain Venture Capital, Mr. Pagliuca was a partner at Bain & Company, where he worked extensively in the health care arena. He also worked as a senior accountant and international tax specialist for Peat Marwick Mitchell & Company in the Netherlands. He serves on the board of several companies including Gartner Group, Coram Healthcare, Physio Control, Wesley Jessen and Vivra Specialty Partners.

  Adam Kirsch has been a Managing Director of Bain Capital since May 1993 and a general partner of Bain Venture Capital since 1990. Mr. Kirsch joined Bain Venture Capital in 1985 as an associate and prior to joining Bain Venture Capital, Mr. Kirsch was a consultant at Bain & Company, where he worked in mergers and acquisitions. He serves on the board of several companies including Therma Wave, Wessley Jessen, Stage Stores and Brookstone.

  John P. Connaughton has been a Managing Director of Bain Capital since 1997 and a member of the firm since 1989. Prior to joining Bain Capital in 1989, Mr. Connaughton was a consultant at Bain & Company where he worked in consumer products and healthcare strategy consulting. Following the Chemistry Acquisition, Mr. Connaughton became a Director of the Company.

  Joseph H. Gleberman is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co. He joined Goldman Sachs in 1982 in the Mergers and Acquisitions Department. In 1990 he became head of Mergers and Acquisitions for Asia and moved to Tokyo. Mr. Gleberman joined the Principal Investment Area in 1993 and returned to New York. He currently serves as a director of Applied Analytical Industries, Inc., Biofield Corporation and several privately-held companies.

ITEM 11. EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                         ----------------------- ------------------------------------------
   NAME AND PRINCIPAL                            OPTIONS(3)/      LTIP         ALL OTHER
        POSITION         YEAR SALARY($) BONUS($)   SAR(#)    PAYMENTS($)(4) COMPENSATION($)
   ------------------    ---- --------- -------- ----------- -------------- ---------------
Steven W. Barnes........ 1997      -0-      -0-    180,000
 President, Chief
 Executive Officer and
 Director (1)
Scott T. Garrett........ 1997  377,648  188,800     44,776                      3,200 (5)
 Director (2)                                                                  15,900 (6)
                                                                               11,648 (7)
                                                                              250,000(10)
                         1996  310,602   55,650        -0-                      4,500 (5)
                                                                               13,368 (6)
                                                                                9,900 (7)
                         1995  297,480  285,000    129,000                      4,500 (5)
                                                                                9,750 (6)
James W.P. Reid-
 Anderson............... 1997  330,000  178,500     49,850                      5,755 (6)
 Chief Administrative
  Officer,                                                                     29,230 (8)
 Chief Financial Officer
  and Director           1996  116,769  148,500     69,000
Robert W. Kleinert...... 1997  240,824   85,000     17,910                      3,200 (5)
 Executive Vice
  President                                                                     8,973 (6)
                                                                                7,756 (7)
                         1996  202,862   32,680        -0-                      3,200 (5)
                                                                                6,914 (6)
                                                                                6,300 (7)
                         1995  198,707  177,600     29,230       11,870         3,200 (5)
                                                                                3,586 (6)
Robert W. Brightfelt.... 1997  233,538   95,000     17,910                      3,200 (5)
 Group President,                                                               2,881 (6)
 Chemistry and Director                                                        18,076 (9)
                         1996  134,700   30,933     42,000
Marc N. Casper.......... 1997  190,903  107,500     55,000                      9,969 (7)
 Executive Vice
  President

--------
 1. Effective October 1997, Mr. Barnes became CEO. Mr. Barnes' current annual base salary is $350,000. Mr. Barnes' salary and bonus were paid by Bain Capital through December 31, 1997.
 2. Mr. Garrett resigned as CEO in October 1997.
 3. The options were granted under Holdings' Executive Management Equity Plan.
 4. The Predecessor issued value rights under the Baxter Diagnostics Inc. Long-Term Incentive Plan. No new Value Rights were issued in 1996 or 1995. Dade Behring's Board of Directors approved a set price of $2.50 per value right to be paid to holders of existing Value Rights in two equal installments if Dade Behring met EBITDA targets in 1995 and 1996. Dade Behring met its 1995 EBITDA targets and, as a result, half of the value rights were paid out. The EBITDA target was not reached in 1996 and, accordingly, all value rights expired as of December 31, 1996.
 5. Reflects amounts contributed by Dade Behring for the benefit of the named executive officers under the Savings Investment Plan.

 6. Reflects amounts contributed by Dade Behring for the benefit of the named executive officers under the Deferred Compensation Plan.
 7. Reflects amounts contributed by the Company for an automobile allowance.
 8. Reflects amounts provided by the Company for home leave allowance.
 9. Reflects payment by the Company and reimbursed by DuPont for vacation accrued under the DuPont vacation bank policy.
10. Mr. Garrett resigned as CEO effective October 31, 1997. As part of a separation agreement, he received a payment of $250,000 in November 1997. He will also receive $41,667 per month from January 1, 1998 through December 31, 1998, and $16,667 per month from January 1, 1999 to December 31, 1999.

                                                                                      POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED
                                                                                      ANNUAL RATES OF STOCK
                                                                                      PRICE APPRECIATION OF
                                              INDIVIDUAL GRANTS                          OPTION TERMS(1)
                         ----------------------------------------------------------- -----------------------
                                             % OF TOTAL
                                              OPTIONS
                             NUMBER OF        GRANTED
                             SECURITIES     TO EMPLOYEES EXERCISE OR
                             UNDERLYING      IN FISCAL   BASE PRICE    EXPIRATION
NAME                     OPTIONS GRANTED(2)     YEAR       ($/SH)         DATES          5%          10%
----                     ------------------ ------------ ----------- --------------- ----------- -----------
Steven W. Barnes........      180,000          18.8%       $16.00    October 1, 2008 $13,979,059 $23,965,234
Scott T. Garrett........       22,388          18.6%       $ 7.00    January 1, 2008 $ 1,940,176 $ 3,182,235
                               22,388          18.6%       $16.00    January 1, 2008 $ 1,738,684 $ 2,980,743
James W.P. Reid-
 Anderson...............       14,925          12.4%       $ 7.00    January 1, 2008 $ 1,293,422 $ 2,121,442
                               14,925          12.4%       $16.00    January 1, 2008 $ 1,159,097 $ 1,987,117
                               20,000           2.1%       $16.00    October 1, 2008 $ 1,553,229 $ 2,662,804
Robert W. Brightfelt....        8,955           7.4%       $ 7.00    January 1, 2008 $   776,053 $ 1,272,865
                                8,955           7.4%       $16.00    January 1, 2008 $   695,458 $ 1,192,270
Robert W. Kleinert......        8,955           7.4%       $ 7.00    January 1, 2008 $   776,053 $ 1,272,865
                                8,955           7.4%       $16.00    January 1, 2008 $   695,458 $ 1,192,270
Marc N. Casper..........       20,000          23.1%       $ 4.00    January 1, 2008 $ 1,793,229 $ 2,902,804
                               15,000          12.5%       $ 7.00    January 1, 2008 $ 1,299,922 $ 2,132,103
                               15,000          12.5%       $16.00    January 1, 2008 $ 1,164,922 $ 1,997,103
                                5,000            .4%       $34.50    October 1, 2008 $   295,807 $   573,201

  The following table sets forth information concerning the option grants by Holdings in 1997 to each of the named executive officers:

--------
1. These amounts represent certain assumed rates of appreciation over a ten year period utilizing annual rates of appreciation of 5% and 10%, in accordance with rules of the Securities Exchange Commission. Holdings' Common Stock is not publicly traded. The assumed fair values of Holdings' Common Stock (as defined herein) and Class L Common (as defined herein) are $57.50/share and $107.00/share, respectively, the values determined by independent appraisal as of October 1, 1997.
2. All options were granted for shares of Holdings' Common Stock (as defined herein) pursuant to the Holdings' Executive Management Equity Plan.
3. The stock options expire earlier upon the termination of the employee.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                               COMPANY
                                                     ---------------------------
                                                     SHARES ACQUIRED    VALUE
      NAME                                             ON EXERCISE   REALIZED(1)
      ----                                           --------------- -----------
      Robert W. Brightfelt..........................      3,600        $50,400

--------
1. Holdings' Common Stock is not publicly traded. The assumed fair values of Holdings Common Stock (as defined) as of the date of the exercise (May 28, 1997) was $18.00/share.

PENSION PLAN BENEFITS

  Effective January 1, 1997, Dade Behring transitioned its pension plan from a final average pay to a cash balance plan design. Under the Dade Behring Cash Balance Plan (the Plan), credits to an eligible participant's account are posted to a notional account based on eligible compensation and service. Moreover, interest credits are posted to each notional account as of the end of each quarter at the prevailing rate of return for 10-year U.S. Treasury bills at the end of the previous quarter.

  Individuals participating in the Plan as of December 31, 1996 will continue to accrue service and have their benefits calculated under both the final average pay formula and the cash balance formula through June 30, 1999.

  Of the named executive officers, three participated in the Plan as of December 31, 1996. The following table sets forth anticipated annual pension plan benefits under the final average pay formula of the Plan.

                              PENSION PLAN TABLE

                                            YEARS OF PLAN PARTICIPATION
                                    --------------------------------------------
REMUNERATION                           15       20       25       30       35
------------                        -------- -------- -------- -------- --------
125,000............................ $ 32,810 $ 43,750 $ 54,680 $ 65,620 $ 76,560
150,000............................   39,370   52,500   65,620   78,750   91,870
175,000............................   45,930   61,250   76,560   91,870  107,180
200,000............................   52,500   70,000   87,500  105,000  122,500
225,000............................   59,060   78,750   98,430  118,120  137,810
250,000............................   65,620   87,500  109,370  131,250  153,120
300,000............................   78,750  105,000  131,250  157,500  183,750
400,000............................  105,000  140,000  175,000  210,000  245,000
450,000............................  118,120  157,500  196,870  236,250  275,620
500,000............................  131,250  175,000  218,750  262,500  306,250

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

  As of January 1, 1998, the eligible named executive officers' years of plan participation and Final Average Pay for purposes of calculating pension benefits payable under the Plan are as follows: Mr. Garrett, 21 years and $433,299, and Mr. Kleinert, 23 years and $273,512, and Mr. Brightfelt, 30 years and $283,756. Mr. Barnes, Mr. Reid-Anderson, and Mr. Casper did not participate in the Plan as of December 31, 1996.

CASH BALANCE PLAN DESIGN

  Employees with an accrued benefit in the Plan as of December 31, 1996 were credited with an opening cash balance based on the lump-sum present value of the final average pay formula accrued benefit. In addition, the present value of the aforementioned accrued benefit was increased by a transitional benefit supplement expressed as a percentage multiplier. This transitional benefit supplement recognized the sum of age and service as of December 31, 1996, as follows:

      POINTS FOR AGE PLUS SERVICE                TRANSITIONAL BENEFIT SUPPLEMENT
      ---------------------------                -------------------------------
        less than 35............................              110%
        35 to 44................................              115%
        45 to 54................................              120%
        55 or more..............................              125%

  As of January 1, 1997, the named executive officers had transitional benefit supplements as follows: Mr. Barnes, $0, Mr. Garrett, $94,961, Mr. Reid-Anderson, $0, Mr. Kleinert, $54,197, Mr. Brightfelt, $18,722, and Mr. Casper, $0. These transitional benefits include supplements to the qualified and non-qualified pension plans.

  The following table sets forth the annual credits posted to Cash Balance accounts:

      POINTS FOR AGE PLUS SERVICE AS OF                           COMPANY CREDITS
      DECEMBER 31 OF THE PREVIOUS PLAN YEAR                     AS A PERCENT OF PAY
      -------------------------------------                     -------------------
          Less than 35........................................           4%
          35 to 44............................................           5%
          45 to 54............................................           6%
          55 to 64............................................           7%
          65 to 74............................................           8%
          75 to 84............................................           9%
          85 or more..........................................          10%

  As of December 31, 1997, the named executive officers had company and interest credits as follows: Mr. Barnes, $0, Mr. Garrett, $67,273, Mr. Reid-Anderson, $5,731, Mr. Kleinert, $40,565, Mr. Brightfelt, $32,509, and Mr. Casper, $0. These credits were posted to the qualified and non-qualified pension plans.

COMPENSATION OF DIRECTORS

  Directors are not entitled to receive any compensation for serving on Dade Behring's Board of Directors. Directors are reimbursed for their out-of-pocket expenses incurred in connection with such services.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

  Dade Behring is a wholly owned subsidiary of Holdings. The Common Stock of Holdings consists of Common Stock, par value $.01 per share (the "Common Stock"), and Class L Common Stock, par value $.01 per share (the "Class L Common"). The holders of Class L Common have no voting rights except as required by law. The holders of the Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Holdings, including the election of directors. Bain Capital and its related investors, GS

Capital and its related investors, and Hoechst A.G. own 36.1%, 18.0%, and 31.4%, respectively, of the Common Stock and are parties to a stockholder agreement regarding the ownership (including the voting) of such stock. By virtue of such stock ownership and stockholder agreement, Bain Capital, GS Capital, and Hoechst A.G. have the power to control all matters submitted to a vote of stockholders of, and to elect all directors of, Holdings and, indirectly, to elect all directors of Dade Behring. In 1995, 1996 and 1997, certain members of Dade Behring's management acquired voting common stock of Holdings, and members of Dade Behring's management are eligible to receive additional common stock of Holdings in part based upon the operating performance of Dade Behring.

  The following tables set forth certain information as of December 31, 1997 regarding the beneficial ownership of (i) voting common stock by each person (other than directors and executive officers of Dade Behring) known to Dade Behring to own more than 5% of the outstanding voting common stock of Holdings and (ii) voting and non-voting common stock by each director of Dade Behring, each named executive officer and all of Dade Behring's directors and executive officers as a group. To the knowledge of Dade Behring, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted.

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                            COMMON STOCK (VOTING)
                                   ---------------------------------------
                                             PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL     NUMBER OF     OF        PERCENTAGE OF
OWNER                               SHARES    CLASS (1) CLASS-UNDILUTED (2)
------------------------------     --------- ---------- ------------------
Bain Capital Entities(3)           5,960,000   36.1%          40.7%
c/o Bain Capital
Two Copley Place
Boston, Massachusetts 02116
The Goldman Sachs Group, L.P. and  2,980,000   18.0%          20.4%
related investors(4)
85 Broad Street
New York, New York 10004
Hoechst A.G.                       5,188,609   31.4%          35.2%
Bruningstrasse 50
D-65929 Frankfurt a. M.
Germany

--------
1. The percentages assume that all options held by Dade Behring's management have been exercised. Certain of the options held by Dade Behring's management are exercisable in accordance with certain time and performance criteria. Excludes warrant held by Hoechst A.G. to purchase 1,279,587 shares of voting Common Stock.
2. The percentages are based on ownership of outstanding shares as of December 31, 1997.
3. Amounts shown represent the aggregate number of shares held by Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., BCIP Associates and BCIP Trust Associates, L.P. (the "Bain Capital Entities").
4. Includes shares beneficially owned by certain investment limited partnerships of which affiliates of the Goldman Sachs Group, L.P. ("GS Group") are the general partners or the managing general partners. GS Group disclaims beneficial ownership of shares held by such investment partnerships to the extent partnership interests in such partnerships are held by persons other than GS Group and its affiliates.

                SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

                                   COMMON STOCK         CLASS L COMMON STOCK
                                     (VOTING)               (NON-VOTING)
                               --------------------- --------------------------
                                          PERCENTAGE
                               NUMBER OF   OF CLASS   NUMBER OF   PERCENTAGE OF
   NAME OF BENEFICIAL OWNER    SHARES (1)     (1)     SHARES (1)    CLASS (1)
   ------------------------    ---------  ---------- ------------ -------------
Steven W. Barnes..............   180,000     1.1%               0        0
Scott T. Garrett..............   253,876     1.5%           8,900      0.6%
James W.P. Reid-Anderson......   122,450     0.7%             400       --%
Robert W. Kleinert............    92,410     0.6%           5,000      0.3%
Robert W. Brightfelt..........    85,110     0.5%           2,800      0.2%
Marc N. Casper................    66,250     0.4%           1,250      0.1%
Mark E. Nunnelly (2).......... 5,960,000    36.1%      662,222.22     42.7%
Stephen G. Pagliuca (2)....... 5,960,000    36.1%      662,222.22     42.7%
Adam Kirsch (2)............... 5,960,000    36.1%      662,222.22     42.7%
John P. Connaughton (2)....... 5,960,000    36.1%      662,222.22     42.7%
Joseph H. Gleberman (3)....... 2,980,000    18.1%      331,111.11     21.3%
All executive officers and
 directors of Dade Behring as
 a group (11 people).......... 9,740,096    65.9%    1,011,683.33     65.1%

--------
1. The number of shares held by management and the percentages assume that all options held by management have been exercised. Certain options held by management are exercisable in accordance with certain time and performance criteria.
2. All shares shown are held by the Bain Capital Entities. Messrs. Kirsch, Nunnelly, Connaughton and Pagliuca, who serve as directors of Dade Behring, and are managing directors of Bain Capital, which is the general partner of certain of the Bain Capital Entities, and are limited partners of Bain Capital Partners IV, L.P., the general partner of certain of the Bain Capital Entities. Accordingly, Messrs. Kirsch, Nunnelly, Connaughton and Pagliuca may be deemed to share voting and dispositive power as to the shares held by the Bain Capital Entities. Messrs. Kirsch, Nunnelly, Connaughton and Pagliuca disclaim beneficial ownership of such shares.
3. Mr. Gleberman is a general partner of Goldman, Sachs, & Co. The shares reported herein include shares beneficially owned by certain investment limited partnerships of which affiliates of the Goldman Sachs Group, L.P. ("GS Group") are the general partners or the managing general partners. Mr. Gleberman disclaims beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The Company has a Management Services Agreement with Bain Capital and Goldman, Sachs & Co., an affiliate of GS Capital pursuant to which the Company will pay an aggregate annual fee of $3.0 million plus their respective out-of-pocket expenses to Bain Capital and Goldman, Sachs & Co., subject to compliance with the terms of the Indenture. Pursuant to the Management Services Agreements, Bain Capital and Goldman, Sachs & Co. have provided, and continue to provide, management consulting in the areas of corporate finance, corporate strategy, investment analysis, market research and business development, advisory services and support, negotiation and analysis of financial alternatives, acquisitions and dispositions and other services. In connection with the Behring Combination, the Company paid Bain Capital, Goldman Sachs & Co. and Hoechst at closing, in aggregate, a cash financial advisory fee of $18.8 million, plus their respective out-of-pocket expenses. Dade Behring believes that the fees paid for the professional services rendered are at least as favorable to the Company as those which could be negotiated with an unaffiliated third party.

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

  On October 31, 1997, Holdings, Hoechst, Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., GS Capital Partners, L.P. and certain other parties signatory thereto entered into an Amended and Restated Stockholders Agreement (the "Amended and Restated Stockholders Agreement"). The Amended and Restated Stockholders Agreement provides certain conditions in connection with the election of directors, transfer of stock, sale of the Company and certain restrictions on Dade Behring's activities.

TRANSITION SERVICES AGREEMENT

  Pursuant to Transition Services Agreements dated September 30, 1997, Hoechst provides the Company with certain support services including administrative support, warehousing and distribution services, human resource support, information systems support, accounting support and office space. The Transition Services Agreements have various terms from October 1, 1997 through December 31, 1999. The Company paid $7.9 million to Hoechst related to this agreement for the year ended December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report.

      (i) See "Index to Financial Statements and Schedule" on page F-1 hereof.

      (ii) See "Index to Exhibits" on page X-1 hereof.

  (b) Reports on Form 8-K.

      (i) On October 20, 1997, the Company filed a Current Report on Form 8-K providing information with respect to Diagnostics Holding, Inc.'s acquisition of the stock of various subsidiaries of Hoechst A.G. and certain of its affiliates.

      (ii) On December 16, 1997, the Company filed an Amendment No. 1 to its Current Report on Form 8-K (which was originally filed on October 20, 1997) providing Financial Statements and Pro Forma Financial Information related to Diagnostics Holding, Inc.'s acquisition of the stock of various subsidiaries of Hoechst A.G. and certain of its affiliates.

      (iii) On December 18, 1997, the Company filed an Amendment No. 2 to its Current Report on Form 8-K (which was originally filed on October 20, 1997) providing corrected Financial Statements and Pro Forma Financial Information related to Diagnostics Holding, Inc.'s acquisition of the stock of various subsidiaries of Hoechst A.G. and certain of its affiliates.

                               DADE BEHRING INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                            PAGE
                                                                            ----
Report of Independent Accountants.........................................   F-2
Consolidated Balance Sheets as of December 31, 1996 and December 31, 1997.   F-3
Consolidated Statements of Operations for the three years ended December
 31, 1997.................................................................   F-4
Consolidated Statements of Cash Flows for the three years ended December
 31, 1997.................................................................   F-5
Consolidated Statements of Changes in Stockholder's Equity (Deficit) for
 the three years ended December 31, 1997..................................   F-6
Notes to Consolidated Financial Statements................................   F-7
Financial Statements Schedule (Schedule II)...............................  F-29

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Dade Behring Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholder's equity (deficit) present fairly, in all material respects, the financial position of Dade Behring Inc. (a wholly-owned subsidiary of Dade Behring Holdings, Inc.) and its subsidiaries (the Company) at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Chicago, Illinois
March 25, 1998

                               DADE BEHRING INC.

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN MILLIONS, EXCEPT SHARE-RELATED DATA)

                                                      DECEMBER 31, DECEMBER 31,
                       ASSETS                             1996         1997
                       ------                         ------------ ------------
Current assets:
  Cash and cash equivalents..........................   $    --      $   20.5
  Restricted cash....................................        --           3.7
  Accounts receivable, net...........................      183.8        359.6
  Inventories........................................      155.0        272.5
  Prepaid expenses and other current assets..........        9.6         11.9
  Deferred income taxes..............................       45.5         97.0
                                                        --------     --------
    Total current assets.............................      393.9        765.2
                                                        --------     --------
Property, plant and equipment, net...................      187.0        214.5
Debt issuance costs, net.............................       42.4         37.0
Goodwill, net........................................      135.3        135.6
Deferred income taxes................................      171.9        286.1
Other assets.........................................       74.6         72.0
                                                        --------     --------
    Total assets.....................................   $1,005.1     $1,510.4
                                                        ========     ========
   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
   ----------------------------------------------
Current liabilities:
  Current portion of long-term debt..................   $    3.4     $    3.7
  Short-term debt....................................       15.8         54.4
  Accounts payable...................................       56.5         89.2
  Accrued liabilities................................      146.5        283.9
                                                        --------     --------
    Total current liabilities........................      222.2        431.2
                                                        --------     --------
Long-term debt, less current portion.................      436.6        416.9
Senior subordinated notes............................      350.0        350.0
Other liabilities....................................       21.3        108.2
                                                        --------     --------
    Total liabilities................................    1,030.1      1,306.3
                                                        --------     --------
Commitments and contingencies (Note 18)..............        --           --
Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares
   authorized, issued and outstanding................        --           --
  Additional paid-in capital.........................       87.2        468.4
  Notes receivable on capital contribution...........        --          (0.7)
  Accumulated deficit................................     (110.3)      (252.9)
  Unrealized gain (loss) on marketable equity
   securities........................................        0.1         (0.1)
  Cumulative translation adjustment..................       (2.0)       (10.6)
                                                        --------     --------
    Total stockholder's equity (deficit).............      (25.0)       204.1
                                                        --------     --------
    Total liabilities and stockholder's equity
     (deficit).......................................   $1,005.1     $1,510.4
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                               DADE BEHRING INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

                                                       YEARS ENDED DECEMBER
                                                               31,
                                                      ------------------------
                                                       1995    1996     1997
                                                      ------  -------  -------
Net sales............................................ $614.3  $ 795.8  $ 980.5
                                                      ------  -------  -------
Operating costs and expenses:
  Cost of goods sold.................................  368.6    444.1    654.1
  Marketing and administrative expenses..............  171.1    255.5    366.8
  Research and development expenses..................   26.5    138.0     61.7
  Goodwill amortization expense......................   (0.4)     3.3      5.4
  Restructuring expenses.............................    --      15.0     40.1
                                                      ------  -------  -------
Income (loss) from operations........................   48.5    (60.1)  (147.6)
Other income (expense):
  Interest expense, net..............................  (30.8)   (65.6)   (87.8)
  Other..............................................    2.2       --      9.0
                                                      ------  -------  -------
Income (loss) before income taxes....................   19.9   (125.7)  (226.4)
Income tax expense (benefit).........................    7.2    (45.4)   (83.8)
                                                      ------  -------  -------
Income (loss) before extraordinary items.............   12.7    (80.3)  (142.6)
Extraordinary items (net of tax benefit of $14.7):
  Write-off of deferred financing fees...............    --     (11.4)     --
  Premium on purchase of 13% senior subordinated
   notes.............................................    --     (13.6)     --
                                                      ------  -------  -------
Net income (loss).................................... $ 12.7  $(105.3) $(142.6)
                                                      ======  =======  =======



          See accompanying notes to consolidated financial statements.

                               DADE BEHRING INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            YEARS ENDED
                                                           DECEMBER 31,
                                                      -------------------------
                                                       1995     1996     1997
                                                      -------  -------  -------
                                                       (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES:
Net income (loss)...................................  $  12.7  $(105.3) $(142.6)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Write-off of in-process research and development...      --      98.1      1.1
 Depreciation and amortization expense..............      7.7     44.1     56.6
 Stock-based compensation expense...................      --       --      11.4
 Other non-cash charges.............................      --       --      37.1
 Write-off of deferred financing fees...............      --      18.1      --
 Amortization of inventory step-up..................     40.4     24.8    171.4
 Restructuring expenses.............................      --      15.0     40.1
 Non-cash write-off of excess spare parts...........      --       9.5      --
 Loss on sale of "Net asset held for sale"..........      --       2.8      --
 Loss on write-down of marketable equity
  securities........................................      --       2.7      --
 Premium on purchase of 13% senior subordinated
  notes.............................................      --      21.6      --
 Deferred income taxes..............................      1.6    (48.2)   (86.1)
 Changes in balance sheet items:                                            --
   Accounts receivable, net.........................    (76.9)     1.0     (3.3)
   Inventories......................................      0.8     (6.9)    (6.3)
   Accounts payable.................................     32.2      1.5    (11.0)
   Accrued liabilities..............................      5.0    (34.2)   (66.0)
   Other............................................     (5.5)   (11.8)    53.8
                                                      -------  -------  -------
     Net cash flow provided by operating activities.     18.0     32.8     56.2
                                                      -------  -------  -------
INVESTING ACTIVITIES:
Acquisitions, net of acquired cash..................      --    (522.5)    (0.9)
Capital expenditures................................    (35.3)   (57.3)   (68.4)
Proceeds from sale of fixed assets..................     (2.0)     --       0.7
Proceeds from Baxter for purchase price adjustments.      8.0      9.7      --
                                                      -------  -------  -------
     Net cash flow utilized by investing activities.    (29.3)  (570.1)   (68.6)
                                                      -------  -------  -------
FINANCING ACTIVITIES:
Proceeds from sale of "Net assets held for sale"....     16.5     54.8      --
Proceeds from issuance of short-term debt, net of
 repayments.........................................      2.1     15.7     (0.5)
Cash dividend to parent for Behring Combination.....      --       --     (34.8)
Cash dividend to parent for redemption of parent's
 preferred stock from Baxter........................    (15.8)     --       --
Proceeds from revolving credit facility.............     23.0    205.0    259.4
Repayment of borrowings under revolving credit
 facility...........................................    (23.0)  (205.0)  (259.4)
Proceeds from issuance of 11 1/8% senior
 subordinated notes.................................      --     350.0      --
Repayment of borrowings and premium paid on 13%
 senior subordinated notes..........................      --    (141.6)     --
Proceeds from issuance of long-term loans...........     35.0    460.0     50.0
Repayment of borrowings under long-term loans.......    (21.5)  (183.5)   (69.4)
Contribution from parent............................      1.8      0.4     88.4
Debt issuance costs.................................     (1.7)   (46.2)    (0.4)
                                                      -------  -------  -------
     Net cash flow provided by financing activities.     16.4    509.6     33.3
                                                      -------  -------  -------
Effect of foreign exchange rates on cash............      0.4     (0.2)    (0.4)
                                                      -------  -------  -------
     Net increase (decrease) in cash and cash
      equivalents...................................      5.5    (27.9)    20.5
CASH AND CASH EQUIVALENTS:
Beginning of Period.................................     22.4     27.9      --
                                                      -------  -------  -------
End of Period.......................................  $  27.9  $   --   $  20.5
                                                      =======  =======  =======
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest............  $  25.0  $  62.0  $  92.2
                                                      =======  =======  =======
Cash paid during the period for income taxes........  $   7.7  $   2.4  $   7.8
                                                      =======  =======  =======
Installment note to Baxter paid from restricted
 cash...............................................  $(200.0)     --       --
                                                      =======  =======  =======
Non Cash Supplemental Disclosure of Cash Flow
 Information:
Acquired company contributed by parent..............      --       --   $ 316.0
                                                      =======  =======  =======

          See accompanying notes to consolidated financial statements.

                               DADE BEHRING INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                             (DOLLARS IN MILLIONS)

                                                                             UNREALIZED
                                                      NOTES                  GAIN (LOSS)                  TOTAL
                          COMMON STOCK  ADDITIONAL  RECEIVABLE              ON MARKETABLE CUMULATIVE  STOCKHOLDER'S
                          -------------  PAID-IN    ON CAPITAL  ACCUMULATED    EQUITY     TRANSLATION    EQUITY
                          SHARES AMOUNT  CAPITAL   CONTRIBUTION   DEFICIT    SECURITIES   ADJUSTMENT    (DEFICIT)
                          ------ ------ ---------- ------------ ----------- ------------- ----------- -------------
Balance at December 31,
1994....................  1,000   $--     $ 85.0      $ --        $  (1.9)      $ --        $  --        $  83.1
                          -----   ----    ------      -----       -------       -----       ------       -------
Net income..............                                             12.7                                   12.7
Capital contribution
from parent.............                     2.0                                                             2.0
Notes receivable on
capital contribution....                               (0.2)                                                (0.2)
Cash dividend to parent
on common stock.........                                            (15.8)                                 (15.8)
Unrealized loss on
marketable equity
securities..............                                                         (1.1)                      (1.1)
Cumulative translation
adjustment..............                                                                       0.5           0.5
                          -----   ----    ------      -----       -------       -----       ------       -------
Balance at December 31,
1995....................  1,000    --       87.0       (0.2)         (5.0)       (1.1)         0.5          81.2
                          -----   ----    ------      -----       -------       -----       ------       -------
Net loss................                                           (105.3)                                (105.3)
Forgiveness of
shareholder debt........                                0.1                                                  0.1
Payments on notes
receivable..............                                0.1                                                  0.1
Capital contribution
from parent.............                     0.4                                                             0.4
Recognition of other
than temporary
impairment of marketable
equity securities.......                                                          1.1                        1.1
Unrealized gain on
marketable equity
securities..............                                                          0.1                        0.1
Cash dividend to parent
on common stock.........                    (0.2)                                                           (0.2)
Cumulative translation
adjustment..............                                                                      (2.5)         (2.5)
                          -----   ----    ------      -----       -------       -----       ------       -------
Balance at December 31,
1996....................  1,000    --       87.2        --         (110.3)        0.1         (2.0)        (25.0)
                          -----   ----    ------      -----       -------       -----       ------       -------
Net loss................                                           (142.6)                                (142.6)
Capital contribution
from parent.............                   404.6                                                           404.6
Notes receivable on
capital contribution....                               (0.7)                                                (0.7)
Cash dividend to parent
on common stock.........                   (34.8)                                                          (34.8)
Stock-based
compensation............                    11.4                                                            11.4
Unrealized loss on
marketable equity
securities..............                                                         (0.2)                      (0.2)
Cumulative translation
adjustment..............                                                                      (8.6)         (8.6)
                          -----   ----    ------      -----       -------       -----       ------       -------
Balance at December 31,
1997....................  1,000   $--     $468.4      $(0.7)      $(252.9)      $(0.1)      $(10.6)      $ 204.1
                          =====   ====    ======      =====       =======       =====       ======       =======

         See accompanying notes to consolidated financial statements.

                               DADE BEHRING INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

  Dade Behring Inc., formerly Dade International Inc., as successor by merger to Dade Acquisition, Inc., (the "Company") was incorporated in Delaware in 1994 to effect the acquisition (the "Dade Acquisition") of the in vitro diagnostics products manufacturing and services businesses and net assets of Baxter Diagnostics, Inc. and certain of its affiliates (the"Predecessor"), from Baxter International Inc. and its affiliates ("Baxter"). The Company develops, manufactures and markets in vitro diagnostic equipment, reagents, consumable supplies and services worldwide.

  The Company is a wholly-owned subsidiary of Dade Behring Holdings, Inc., formerly Diagnostics Holding Inc. ("Holdings"). Bain Capital, Inc. ("Bain Capital"), GS Capital Partners, L.P., an affiliate of the Goldman Sachs Group, L.P. ("GS Capital"), their respective related investors, Hoechst A.G. and certain of its affiliates ("Hoechst") and the management of the Company own substantially all of the capital stock of Holdings at December 31, 1997.

  The Dade Acquisition was completed on December 20, 1994, effective as of December 16, 1994, under the terms of the purchase agreement between Baxter and Holdings (Note 6). The financial statements present the consolidated accounts of the Company.

  Effective May 1, 1996, the Company acquired (the "Chemistry Acquisition") the worldwide in vitro diagnostics business ("Dade Chemistry") of E.I. du Pont de Nemours and Company ("DuPont") (Note 5). The results of operations of Dade Chemistry and the allocation of purchase price to the acquired assets and assumed liabilities, as determined in accordance with the purchase method of accounting, are included in the Company's consolidated financial statements since the effective date of the Chemistry Acquisition.

  Effective October 1, 1997, Holdings acquired the stock and beneficial interest (the "Stock") of various subsidiaries of Hoechst that operate the worldwide business of the research, development, manufacture, marketing, sale, distribution and service of in vitro diagnostic equipment, reagents, consumable supplies and services ("Behring") (Note 4). The Stock was contributed to the Company (the "Behring Combination") effective October 1, 1997. The results of operations of Behring and the preliminary allocation of purchase price to the acquired assets and assumed liabilities, as determined in accordance with the purchase method of accounting, are included in the Company's consolidated financial statements since the effective date of the Behring Combination.

2. CHANGE IN NON-U.S. REPORTING PERIOD

  Prior to 1996, the Company's non-U.S. operations reported financial results on a fiscal year ending November 30. For 1995, results of non-U.S. operations for the period from December 17, 1994 through November 30, 1995 are included in the Company's 1995 Consolidated Statement of Operations. The omission of one-half month of non-U.S. Operations from the Company's 1995 consolidated results of operations are not material to the consolidated financial statements.

  Effective January 1, 1996, the Company's non-U.S. operations changed to a calendar year-end. As a consequence, the Company's results of operations for 1996 include 13 months of non-U.S. operations' results. The Company has designated the month of December 1995 as the "lag month" for purposes of comparability to future periods. Non-U.S. operations during the lag month reported net sales of approximately $12.3 million, thus increasing consolidated net sales by this amount for the year ended December 31, 1996. The impact on net income was not significant.

                               DADE BEHRING INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the accompanying consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently unless otherwise noted.

 Management Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from those estimates.

 Principles of Consolidation

  The consolidated financial statements include all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Revenue Recognition

  Revenues for products sold are recognized upon shipment of products to customers and are recorded on the basis of the sales price to such customers. Revenues for products that are subject to a distribution agreement in the United States are recognized upon shipment of products to the distributor or direct shipment of the products by the Company to third party customers. Such revenues are recorded on the basis of the estimated sales price to third party customers (i.e., generally the end consumer) less a contractual distribution discount to the distributor. The estimated discount recorded by the Company may be revised in the future as actual selling price information becomes available.

  Revenues under product service contracts, which are generally for one year, are deferred and recognized ratably over the term of the contract.

 Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include demand deposits and cash equivalents which are highly liquid instruments with maturities of three months or less at the time of purchase and are held to maturity. Cash equivalents include $0.2 million and $10.1 million invested in short-term money market investments at December 31, 1996 and 1997, respectively.

 Accounts Receivable

  Accounts receivable are net of bad debt reserves of $9.6 million and $27.7 million at December 31, 1996 and 1997, respectively. Accounts receivable are unsecured.

 Research and Development Expenses

  Expenditures by the Company for research and development are expensed as incurred.

  In 1997, in connection with the Behring Combination (Note 4), $1.1 million of the purchase price was allocated to acquired in-process research and development for projects which have no alternative future use. Such costs were expensed immediately following consumation of the Behring Combination.

  In conjunction with the Chemistry Acquisition in 1996 (Note 5), $98.1 million of the purchase price was allocated to acquired in-process research and development projects which have no alternative future. Accordingly, such costs were expensed immediately following the consummation of the Chemistry Acquisition.

                               DADE BEHRING INC.

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

      Buildings.................................................. 15 to 40 years
      Machinery and equipment....................................  3 to 15 years
      Equipment placed with customers............................   3 to 8 years

  Assets recorded under capital leases are amortized over the life of the lease. Leasehold improvements are capitalized and amortized over their estimated useful lives or over the terms of the related leases, if shorter.

 Goodwill

  Goodwill represents the excess cost over the fair value of net assets acquired in connection with the Chemistry Acquisition. Goodwill at December 31, 1996 aggregated $135.3 million, net of accumulated amortization of $3.7 million, based upon the Chemistry Acquisition purchase price allocation. Goodwill at December 31, 1997 aggregated $135.6 million, net of $9.4 million of accumulated amortization, and reflects the finalization of the Chemistry Acquisition purchase price allocation. Goodwill is being amortized using the straight-line method over 25 years. The carrying value of goodwill and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying value of the asset may not be recoverable. This review compares projected future undiscounted cash flows before interest to the carrying value of the asset.

 Patents and Trademarks

  Patents and trademarks are being amortized over their legal or estimated useful lives, whichever is shorter (generally not exceeding 17 years). Patents and trademarks totaled $30.0 million and $26.8 million, net of accumulated amortization of $2.1 million and $5.3 million, at December 31, 1996 and 1997, respectively.

 Debt Issuance Costs

  Debt issuance costs, which are being amortized over the applicable terms of the Bank Credit Agreement (7 years weighted average) and 11 1/8% senior subordinated notes (10 years), totaled $42.4 million at December 31, 1996, net of accumulated amortization of $3.8 million and $37.0 million at December 31, 1997, net of accumulated amortization of $9.6 million.

 Income Taxes

  Deferred tax assets and liabilities are recognized at current tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. Additionally, the Company provides deferred tax liabilities for the eventual tax effect of repatriating all unremitted earnings of non-U.S. subsidiaries. The Company's operations are included in Holdings' consolidated United States federal and state income tax returns.

                               DADE BEHRING INC.

 Foreign Currency Translation

  The Company has determined that the local currencies of its non-U.S. operations, except for highly inflationary economies, are their functional currencies. Assets and liabilities of the non-U.S. subsidiaries are translated at the year-end exchange rates. Revenues and expenses are translated at average rates of exchange in effect during the year.

 Derivative Financial Instruments

  The Company utilizes derivative financial instruments for purposes other than trading, specifically to manage its exposure to foreign currency and interest rate fluctuations.

  The Company enters into forward currency exchange contracts with highly-rated counterparties to manage its exposure to foreign currency fluctuations on short-term intercompany borrowing arrangements denominated in foreign currencies. The intercompany borrowing arrangements support the underlying working capital needs of non-U.S. subsidiaries. Premiums and discounts on these contracts are deferred and amortized to expense over the life of the contract. Gains and losses on forward contracts resulting from revaluations are recorded to expense. At the maturity of the forward contracts the currencies involved are exchanged based on the contracted exchange rate. At December 31, 1996 and December 31, 1997, deferred amounts relating to these contracts were not material to the consolidated financial statements, and the replacement value of "in-the-money" contracts was not significant. Total notional contract value of foreign currency exchange contracts outstanding were as follows (in millions):

                                                                    DECEMBER 31,
                                                                    ------------
                                                                    1996   1997
                                                                    ----- ------
      Forward purchases............................................ $16.1 $ 79.0
      Forward sales................................................ $32.5 $139.2

  The Company also utilizes purchased interest rate caps, for which the Company will receive cash payments from the counterparty if an indexed rate of interest is exceeded, to manage a portion of its exposure to interest rate increases on its outstanding debt. The notional value of these caps was $230.0 million at December 31, 1996 and 1997. Premiums paid for the purchase of the caps are recorded to interest expense over the life of the caps. Amounts received, if any, are recorded as a reduction of interest expense over the related period. As of December 31, 1996 and 1997, capitalized amounts relating to the caps are not material to the consolidated financial statements.

 Earnings (Loss) Per Share

  Earnings (loss) per share is not presented for the Company as its common stock is not publicly traded.

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. A large percentage of U.S. accounts receivable was generated by the Company's sales to Allegiance Healthcare Corporation ("Allegiance"). This credit risk is mitigated due to the large number of entities comprising Allegiance's worldwide customer base and their dispersion across different regional economies.

  A number of the Company's customers operate in the hospital and reference laboratory market, which may be subject to legislated healthcare reforms. Additionally, at December 31, 1996 and 1997, approximately $20.2 million or 22% and $59.9 million or 17%, respectively, of the Company's non-U.S. accounts receivable were geographically concentrated in Italy. The Company does not expect these risk factors to have a material adverse impact on its results of operations, financial position or liquidity.

                               DADE BEHRING INC.

 Fair Value of Financial Instruments

  The carrying values of cash equivalents and other current assets and liabilities approximate fair value at December 31, 1996 and 1997 because of the short maturity of these instruments.

  The excess of the fair values of derivative financial instruments over carrying values aggregated $0.2 million and $1.7 million at December 31, 1996 and 1997, respectively, using year-end published exchange rates.

  The carrying value of the long-term debt of $436.6 million and $416.9 million at December 31, 1996 and 1997, respectively, approximates fair value as the interest rate on each instrument adjusts based upon market interest rate changes. The fair value of the $350.0 million 11 1/8% senior subordinated notes was $379.8 and $390.3 million at December 31, 1996 and 1997, respectively, based on the trading value at that date.

 Stock-Based Compensation

  Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, the use of a fair value method for recording compensation expense for stock-based compensation plans. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, compensation cost for stock options is based on the excess, if any, of the fair value of the stock at the date of the grant over the amount the employee must pay to acquire the stock.

 Reclassifications

  Certain reclassifications have been made to prior period balances to conform to the current year presentation.

4. BEHRING COMBINATION

  Effective October 1, 1997, Holdings completed its acquisition of Behring from Hoechst. As consideration for the acquisition, Holdings issued equity securities to Hoechst providing Hoechst with a 32.5% interest in Holdings and paid $0.1 million to Hoechst at closing, which amounts are subject to adjustments based on changes in Net Assets (as defined in the Agreement and Plan of Contribution related to the acquisition) of Behring. The equity securities issued to Hoechst comprise 5,702,383 shares of Holdings' Common Stock and a warrant expiring October 1, 1999 to acquire 1,403,663 additional shares of Holdings' Common Stock for $80.0 million. The issued shares and warrant were valued by independent appraisal at $352.8 million and $16.1 million, respectively, as of October 1, 1997. Holdings contributed Behring to the Company effective October 1, 1997 and the Company recorded a capital contribution of $403.7 million, representing the aforementioned appraised values and direct costs of the acquisition of $34.8 million. The transaction was accounted for as a purchase and, accordingly, the operating results of Behring have been included in the consolidated operating results since October 1, 1997. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed ($293.4 million) based on fair market values at the date of acquisition. Since the estimated fair values of the net assets acquired exceeded total acquisition cost, the preliminary allocation of purchase price resulted in a prorata write-down of non-current assets, including in-process research and development projects. The estimated fair values are based on independent appraisals and management estimates, and are subject to adjustments upon resolution of certain preacquisition contingencies that may impact the value of certain assets acquired and liabilities assumed.

  The following represents the unaudited pro forma results of operations of the Company as if the Behring Combination had occurred on January 1, 1996 and January 1, 1997, respectively, after giving effect to the

                               DADE BEHRING INC.

following adjustments: write-off of in-process research and development, write-off of inventory step-up, decreased depreciation of property, plant and equipment, decreased amortization of intangibles, decreased amortization of goodwill, and related income tax effects of these adjustments (in millions):

                                                                PRO FORMA
                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            1996        1997
                                                         ----------- -----------
                                                         (UNAUDITED) (UNAUDITED)
      Net sales.........................................  $1,449.4    $1,412.1
                                                          ========    ========
      Income (loss) from operations.....................  $ (186.5)   $ (109.4)
                                                          ========    ========
      Loss before extraordinary items...................  $ (163.9)   $ (116.9)
                                                          ========    ========
      Net loss..........................................  $ (188.9)   $ (116.9)
                                                          ========    ========

  The unaudited pro forma results of operations presented above are not necessarily indicative of the results that would have been obtained if the Behring Combination had actually occurred on January 1, 1996 and January 1, 1997 and are not intended to be a projection of future results or trends.

  Income (loss) from operations, includes the following significant items:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            1996        1997
                                                         ----------- -----------
                                                         (UNAUDITED) (UNAUDITED)
      Write-off of in-process research and development..   $  99.2     $   1.1
      Write-off of inventory step-up....................     196.2       171.4
      Restructuring costs...............................      55.5        51.1
      Stock-based compensation expense..................       --         11.4
      Behring transaction related employee expenses.....       --         13.9
      International lag month...........................      (2.4)        --
      Non-cash charge for excess spare parts............       9.5         --
      Other charges.....................................       --         33.5
                                                           -------     -------
                                                             358.0       282.4
        Pro forma income (loss) from operations, as
         above..........................................    (186.5)     (109.4)
                                                           -------     -------
                                                           $ 171.5     $ 173.0
                                                           =======     =======

  The pro forma results of operations excludes the $9.0 million of other income recorded in 1997 and includes incremental and duplicative expenses associated with the development of stand-alone infrastructure in the areas of information systems, finance and human resources as the Company prepares for the termination of the transition service agreements with Baxter, DuPont and Hoechst. Additionally, the Company was adversely impacted by foreign currency exchange rates during 1997. Moreover, the synergistic savings that are expected to be realized as a result of the Behring Combination are not reflected in the unaudited pro forma results presented above.

5. DADE CHEMISTRY ACQUISITION

  Effective May 1, 1996, the Company completed the acquisition of Dade Chemistry from DuPont, which was accounted for as a purchase. Accordingly, the purchase price and the direct costs of the Chemistry Acquisition, which aggregated $585.9 million, were allocated to the assets acquired and the liabilities assumed based upon their fair market values at the date of the acquisition. The Chemistry Acquisition was financed principally by the issuance of $350.0 million of senior subordinated notes, a refinancing of bank debt and cash.

                               DADE BEHRING INC.

Since the purchase price exceeded the fair market value of the net assets acquired, the residual, aggregating $145.0 million, was recorded as goodwill. The estimated fair values, which were finalized during 1997, are based on independent appraisals, management estimates and arms-length negotiations with DuPont.

  The summary of assets acquired, liabilities assumed and the purchase price paid is as follows (in millions):

      Cash consideration................................................ $504.1
      Costs of acquisition..............................................   19.3
                                                                         ------
                                                                          523.4
      Liabilities assumed...............................................   62.5
                                                                         ------
      Costs of assets acquired.......................................... $585.9
                                                                         ======

  The Company's allocation of the Dade Chemistry purchase price includes $98.1 million of costs attributed to in-process research and development projects which have no alternative future use. Accordingly, such costs were expensed upon the consummation of the Chemistry Acquisition. During the fourth quarter of 1996, the Company recorded a non-cash charge of $9.5 million to cost of goods sold, to provide for excess spare parts for the Paramax product line. This non-cash charge, which was a direct result of the designation of the Paramax product line as non-core due to the Chemistry Acquisition, appropriately relates to the second quarter of 1996.

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

                                                                PRO FORMA
                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            1995        1996
                                                         ----------- -----------
                                                         (UNAUDITED) (UNAUDITED)
      Net sales.........................................   $ 959.0     $ 910.6
                                                           =======     =======
      Loss before extraordinary items...................   $ (89.2)    $ (83.6)
                                                           =======     =======
      Net loss..........................................   $(114.2)    $(108.6)
                                                           =======     =======

  The unaudited pro forma results of operations presented above are not necessarily indicative of the results that would have been obtained if the Chemistry Acquisition had actually occurred on January 1, 1995 and January 1, 1996 and are not intended to be a projection of future results or trends. The decline in net sales for the year ended December 31, 1996 is primarily due to the rationalization of overlapping product lines and product repositioning following the integration of Dade Chemistry. The losses for both periods include a $98.1 million charge related to the write-off of in-process research and development projects which have no alternative future use and the $24.8 million write-off of inventory step-up. In addition, results for 1996 include $15.0 million of restructuring costs, a $9.5 million non-cash charge for excess spare parts as well as incremental and duplicative expenses associated with the development of stand-alone infrastructure in the areas of information systems, finance and human resources as the Company prepared for the termination of the transition service agreements with Baxter and DuPont. Moreover, the synergistic savings that are expected to be realized as a result of the Chemistry Acquisition and the adjustment for the differences in reporting periods for the Company's non-U.S. operations are not reflected in the unaudited pro forma results presented above.

                               DADE BEHRING INC.

6. DADE ACQUISITION

  Effective December 16, 1994, the Company, in separate transactions, acquired certain net assets and businesses of the Predecessor, including the stock of various non-U.S subsidiaries. The Dade Acquisition was recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct costs of the Dade Acquisition were allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The estimated fair values were based on independent appraisals, management estimates, and arms-length negotiations with Baxter. Since the estimated fair values of the net assets acquired significantly exceeded total acquisition cost, the Company's non-current assets and in-process research and development projects were reduced to zero and the residual aggregating $6.1 million was recorded as negative goodwill.

  A summary of assets acquired, liabilities assumed and the purchase price paid is as follows (in millions):

      Cash consideration................................................ $ 65.9
      Installment note payable to Baxter................................  200.0
      Preferred stock of Holdings issued to Baxter (Note 14)............   40.0
      Costs of acquisition..............................................    8.3
      Preliminary purchase price adjustment.............................   (3.7)
                                                                         ------
                                                                          310.5
      Liabilities assumed...............................................  133.4
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

7. INVENTORIES

  Inventories consist of the following (in millions):

                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1996   1997
                                                                   ------ ------
      Raw materials............................................... $ 33.1 $ 59.5
      Work-in-process.............................................   39.9   64.0
      Finished products...........................................   82.0  149.0
                                                                   ------ ------
      Total inventories........................................... $155.0 $272.5
                                                                   ====== ======

  In connection with the Dade Acquisition (Note 6), the Chemistry Acquisition (Note 5) and the Behring Combination (Note 4), which were each recorded in accordance with the purchase method of accounting, the Company's inventories were written-up to fair value by $46.0 million, $24.8 million and $171.4 million, respectively. Of the $46.0 million Dade Acquisition write-up, $40.4 million was charged to cost of goods sold

                               DADE BEHRING INC.

during the period January 1, 1995 through March 31, 1995. The $24.8 million Chemistry Acquisition write-up was charged to cost of goods sold during the second quarter of 1996. In the fourth quarter of 1997, the $171.4 million write-up of inventory relating to the Behring Combination was charged to cost of goods sold.

8. NET ASSETS HELD FOR SALE

  The Predecessor operated two businesses (Burdick & Jackson and Bartels) which, along with certain excess land and warehouse facilities at another location, were identified at the date of the Dade Acquisition (Note 6) as operations and assets to be sold. In allocating acquisition cost related to the Dade Acquisition, the Company recorded "Net assets held for sale" which represented the estimated proceeds to be received from the sale of these operations and the excess land and warehouse facilities plus expected operating cash flow during the holding period, offset by interest expense on bank debt to be repaid with the estimated sales proceeds. Interest expense allocated to net assets held for sale aggregated $6.1 million for the year ended December 31, 1995.

  During 1995, Bartels was sold for gross proceeds of $16.5 million. The excess of the actual net proceeds over the Bartels carrying value at the date of its sale resulted in an adjustment and reallocation of the acquisition cost of the Company. The excess land facilities were sold during the first quarter of 1996 for the expected net proceeds of $10.8 million. Burdick & Jackson was sold during the fourth quarter of 1996 for cash proceeds of $44.0 million which resulted in a pre-tax loss of $2.8 million.

9. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following (in millions):

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1997
                                                                 ------  ------
      Land...................................................... $  5.7  $  7.0
      Buildings and leasehold improvements......................   36.0    60.1
      Machinery and equipment...................................   95.2   402.5
      Equipment placed with customers...........................   43.8    82.9
      Construction in progress..................................   38.7    26.5
                                                                 ------  ------
      Total property, plant and equipment, at cost..............  219.4   579.0
      Accumulated depreciation and amortization.................  (32.4) (364.5)
                                                                 ------  ------
          Net property, plant and equipment..................... $187.0  $214.5
                                                                 ======  ======

  Equipment placed with customers includes instruments provided at no charge in exchange for contractual commitments for ongoing reagent revenues. The net book value of this equipment was $22.0 million and $46.4 million at December 31, 1996 and 1997, respectively. Management believes the carrying value of this equipment is recoverable from the revenues anticipated from future reagent sales.

10. RESTRUCTURING

  In connection with the Behring Combination, the Company recorded a $40.1 million restructuring charge and allocated $77.7 million of the Behring Combination purchase price for a restructuring plan to consolidate manufacturing and distribution operations and eliminate redundant sales, service and administrative functions. These restructuring actions include the closure of the Company's Miami, Florida and Behring's Westwood, Massachusetts manufacturing facilities, the consolidation and reorganization of the global sales, marketing and research and development organizations and elimination of administrative redundancies. The actions are expected to be substantially completed within two years. A total of approximately 1,600 employees have been identified

                               DADE BEHRING INC.

for termination resulting from these initiatives; approximately 825 of which were employees of the Company prior to the Behring Combination. Of the $40.1 million restructuring charge, $26.4 million relates to employee severance and $13.0 million relates to lease terminations and facility dispositions with the remainder relating to other exit costs. The Behring Combination reserve includes $42.4 million related to employee severance and $29.2 million related to facility exit costs with the remainder relating to other exit costs. As of December 31, 1997, 69 of the 825 identified Company employees described above have been severed, while 58 of the 775 identified Behring employees have been severed. During 1997, an aggregate of $3.7 million was paid for severance and $9.0 million was paid for exit costs. The reserve as of December 31, 1997 for these restructuring actions was $105.1 million.

  In conjunction with the Chemistry Acquisition, the Company recorded a $15.0 million restructuring charge and also allocated $15.0 million of the Chemistry Acquisition purchase price to provide for the costs of a restructuring plan designed to decrease operating costs, increase efficiencies and eliminate redundant field service operations. Restructuring actions, which were substantially complete within one year, included closing two production facilities, reorganizing the domestic field service function, streamlining operations in Canada and eliminating non-U.S. management and marketing redundancies. A total of 718 employees were identified for termination as part of these actions; 595 of which were employees of the Company prior to the Chemistry Acquisition. Of the $15.0 million restructuring charge, $10.6 million related to severance, with the balance relating to exit costs. Of the $15.0 million reserve established through the allocation of the Chemistry Acquisition purchase price, $8.9 million related to severance, $0.3 million related to relocation and the balance related to other exit costs. As of December 31, 1997, the restructuring program was substantially completed and remaining reserve amounts were not material. During 1996, an aggregate of $3.2 million was paid for severance and $5.8 million was paid for exit costs.

  At the time of the Dade Acquisition, the Company's management had identified a series of strategic restructuring actions for which it accrued an aggregate reserve of $21.0 million to cover severance actions ($10.8 million) and direct costs to exit certain facilities ($10.2 million) as part of a facilities and plant rationalization program. This overall plan was designed to improve the Company's future profitability. Restructuring actions included moving certain reagent production from Puerto Rico to Miami, Florida; consolidation and relocation of Paramax's manufacturing operations from Irvine, California; exiting an existing leased facility in Miami and moving the operations to owned facilities in Miami, Florida; streamlining the European sales force and exiting the Company's in-house printing and labeling functions in favor of third-party outsourcing. A total gross headcount reduction of 482 was identified as a part of these actions, consisting primarily of manufacturing and manufacturing support personnel at the affected operations and sales force personnel in Europe. The program was completed by December 1996 and all reserve amounts were expended.

11. ACCRUED LIABILITIES

  Accrued liabilities consist of the following (in millions):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1997
                                                                  ------ ------
      Salaries, wages, commissions, withholdings and other pay-
       roll taxes...............................................  $ 39.3 $ 64.7
      Restructuring.............................................    21.0   55.6
      Property, sales and use and other taxes...................     7.1   12.2
      Deferred service contract revenue/warranty................    19.5   16.7
      Interest payable..........................................    11.1   11.1
      Vendor lease obligations..................................     --    42.7
      Other.....................................................    48.5   80.9
                                                                  ------ ------
                                                                  $146.5 $283.9
                                                                  ====== ======

                               DADE BEHRING INC.

12. DEBT

  Long-term debt consists of the following (in millions):

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1997
                                                                 ------  ------
      Revolver.................................................. $  --   $  --
      Bank Credit Agreement:
        A Term Loan.............................................  165.0   124.5
        B Term Loan.............................................   90.0   104.8
        C Term Loan.............................................   90.0   104.8
        D Term Loan.............................................   95.0    86.5
      11 1/8% Senior Subordinated Notes.........................  350.0   350.0
                                                                 ------  ------
                                                                  790.0   770.6
        Less current portion....................................   (3.4)   (3.7)
                                                                 ------  ------
                                                                 $786.6  $766.9
                                                                 ======  ======

  To fund the Chemistry Acquisition, the Company refinanced its existing indebtedness by entering into a new credit agreement with a number of banks ("Bank Credit Agreement") providing for borrowing up to $585.0 million, issued $350.0 million of 11 1/8% senior subordinated notes, and repurchased its $120.0 million 13% senior subordinated notes.

  The Company filed a registration statement on Form S-1 in October 1996 under the Securities Act of 1933, to register $350.0 million of its Series B 11 1/8% senior subordinated notes due 2006, which were exchanged for its then outstanding 11 1/8% senior subordinated notes due 2006.

 Bank Credit Agreement

  The Bank Credit Agreement consisted of $460.0 million in term loans and $125.0 million in a revolving credit facility ("Revolving Credit Facility"). The borrowings are guaranteed by Holdings and the Company's domestic subsidiaries, and are secured by substantially all the domestic assets and certain non-U.S. assets of the Company.

  At December 31, 1996, indebtedness under the Bank Credit Agreement bore interest at (i) the Base Rate (as defined) plus margins ranging from 1.75% to 2.75% or (ii) the Eurodollar Rate plus margins ranging from 2.75% to 3.75%. At December 31, 1996, the Company funded its borrowings using the Eurodollar Rate. The Eurodollar Rate in effect at December 31, 1996 was 5.94% in respect of A Term Loan, 5.56% in respect of B Term Loan, 5.56% in respect of C Term Loan, and 5.63% in respect of D Term Loan.

  In 1997, the Company amended the Bank Credit Agreement to consist of $460.0 million in term loans and $105.0 million in a Revolving Credit Facility. In addition, the interest on the Borrowings were amended to (i) the Base Rate (as defined) plus margins ranging from 1.25% to 2.00% or (ii) the Eurodollar Rate plus margins ranging from 2.25% to 3.00%. At December 31, 1997, the Company funded the borrowings using the Eurodollar Rate. The Eurodollar Rate in effect at December 31, 1997 was 5.75% in respect of A Term Loan, 5.88% in respect of B Term Loan, 5.88% in respect of C Term Loan, and 5.88% in respect of D Term Loan.

  During 1998, the Company amended certain of the terms of the Bank Credit Agreement. Under the amended terms borrowings will bear interest at (i) the Base Rate (as defined) plus margins ranging from 1% to 2% or (ii) the Eurodollar Rates plus margins ranging from 2% to 3%.

                               DADE BEHRING INC.

  The Bank Credit Agreement contains various restrictive covenants including mandatory repayments under certain conditions, minimum levels of earnings before interest, taxes, depreciation and amortization (as defined therein), minimum interest coverage, maximum leverage ratios, and other covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset purchases and sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, (including the 11 1/8% Senior Subordinated Notes), liens and encumbrances and other matters customarily restricted in such agreements.

  Under the terms of the Bank Credit Agreement, the Company is required to maintain specified levels of interest rate protection. The Company has purchased a series of interest rate caps under which the Company will receive cash payment from the counterparties if certain indexed rates of interest are exceeded. Premiums paid for the purchase of the caps are capitalized and amortized to interest expense over the life of the cap.

  The Revolving Credit Facility may be repaid and reborrowed at any time and is due December 31, 2001. The Company is required to pay to the lenders under the Bank Credit Agreement (as amended) a commitment fee equal to 1/2 of 1% per annum, payable on a quarterly basis, on the daily unused portions of the Revolving Credit Facility during such quarter. At December 31, 1996 and 1997, no amounts were outstanding under the Revolving Credit Facility.

  The A, B, C, and D Term Loans mature on December 31, 2001, 2002, 2003, and 2004, respectively.

 Senior Subordinated Notes

  Interest on the 11 1/8% senior subordinated notes due 2006 accrues from the date of issuance and is payable semi-annually on May 1 and November 1. The 11 1/8% senior subordinated notes are redeemable in whole or in part, at the Company's option commencing May 1, 2001. The 11 1/8% senior subordinated notes contain restrictive covenants which include, among others the incurrence of additional debt, mergers and change of control.

  In connection with the 1996 debt refinancing and purchase of the 13% senior subordinated notes due 2005, $18.1 million ($11.4 million net of tax) and $21.6 million ($13.6 million net of tax) of premiums were recognized as extraordinary items.

 Other Credit Facilities

  At year end December 31, 1997, the Company's non-U.S. subsidiaries had credit lines from various financial institutions totaling $170 million. The majority of the credit lines do not have commitment fees. However, the Company is required to pay under a DEM 50 million bank line a commitment fee equal to 0.3125% per annum, payable on a quarterly basis, on the daily unused portion of the bank line. These credit lines are pricipally to provide working capital financing in local currencies.

  The Company had utilized $54.4 million of these credit lines at December 31, 1997 at the prevailing market interest rates in the local country of debt.

 Aggregate Maturities of Long-Term Debt

  The aggregate maturities of long-term debt at December 31, 1997 are as follows (in millions):

      1998............................................................... $  3.7
      1999...............................................................   14.8
      2000...............................................................   46.2
      2001...............................................................   74.8
      2002...............................................................  102.0
      Thereafter.........................................................  529.1
                                                                          ------
                                                                          $770.6
                                                                          ======

                               DADE BEHRING INC.

13. INCOME TAXES

  Income (loss) before income tax expense is as follows (in millions):

                                                       YEARS ENDED DECEMBER
                                                                31,
                                                       -----------------------
                                                       1995    1996     1997
                                                       -----  -------  -------
      U.S. (including Puerto Rico).................... $20.5  $(103.8) $(184.9)
      Non-U.S.........................................  (0.6)   (21.9)   (41.5)
                                                       -----  -------  -------
      Income (loss) before income tax expense......... $19.9  $(125.7) $(226.4)
                                                       =====  =======  =======

 Tax Expense (Benefit)

  Income tax expense (benefit) consists of the following (in millions):

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                          --------------------
                                                          1995   1996    1997
                                                          ----  ------  ------
      CURRENT
      U.S.
        Federal.......................................... $1.0  $  --   $  0.2
        State and local (including Puerto Rico)..........  3.6     2.6     0.9
      Non-U.S............................................  1.0     0.2     1.2
                                                          ----  ------  ------
        Current tax expense..............................  5.6     2.8     2.3
                                                          ----  ------  ------
      DEFERRED
      U.S.
        Federal.......................................... (0.3)  (38.5)  (63.2)
                                                          ----  ------  ------
        State and local (including Puerto Rico)..........  0.2    (6.5)   (9.7)
      Non-U.S............................................  1.7    (3.2)  (13.2)
                                                          ----  ------  ------
        Deferred income tax expense (benefit)............  1.6   (48.2)  (86.1)
                                                          ----  ------  ------
          Total income tax expense (benefit)............. $7.2  $(45.4) $(83.8)
                                                          ====  ======  ======

 Tax Rates

  Differences between income taxes computed using the U.S. federal income tax statutory rate of 35% and income tax expense recorded by the Company are attributable to the following (in millions):

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                          --------------------
                                                          1995   1996    1997
                                                          ----  ------  ------
      Income tax expense (benefit) at statutory rate..... $7.0  $(44.0) $(79.3)
      Tax exempt operations.............................. (4.8)   (2.9)   (3.0)
      Nondeductible (non-taxable) goodwill............... (0.2)    0.5     0.4
      Nondeductible items................................  0.8     1.4     1.1
      State and local taxes (net of federal benefit).....  0.5    (4.5)   (8.3)
      Valuation allowances...............................  3.1     6.3     2.8
      U.S. tax on unremitted foreign earnings............  1.1    (0.1)    0.7
      Excess foreign tax benefit......................... (0.3)   (2.9)   (1.1)
      Other factors......................................  --      0.8     2.9
                                                          ----  ------  ------
      Income tax expense (benefit)....................... $7.2  $(45.4) $(83.8)
                                                          ====  ======  ======

                               DADE BEHRING INC.

 Deferred Taxes

  Deferred tax assets (liabilities) are comprised of the following (in millions):

                                                                DECEMBER 31,
                                                                --------------
                                                                 1996    1997
                                                                ------  ------
      Gross deferred tax liabilities........................... $ (2.7) $ (2.9)
                                                                ------  ------
      Property, plant and equipment basis differences..........   27.4    78.3
      Trade receivables basis difference.......................    5.3    13.7
      Inventory basis difference...............................   19.3    19.1
      Accrued liabilities not currently deductible.............   25.0    88.4
      Other intangible assets basis difference.................   89.5   119.0
      Net operating loss carryforwards.........................   64.6   122.8
      Other....................................................    5.4     7.0
                                                                ------  ------
      Gross deferred tax assets................................  236.5   448.3
      Valuation allowance......................................  (19.1)  (65.2)
                                                                ------  ------
      Net deferred tax assets..................................  217.4   383.1
                                                                ------  ------
                                                                $214.7  $380.2
                                                                ======  ======

  In assessing the realizability of the gross deferred tax assets at December 31, 1997, management analyzed the Company's forecast for future taxable earnings (and losses) by jurisdiction and other relevant factors and concluded that recoverability of the deferred tax asset of $383.1 million, net of a $65.2 million valuation allowance, was more likely than not. This analysis also supported the release in 1997 of $6.2 million of valuation allowance previously established against deferred tax assets arising in Italy.

  The Company received a tax exemption grant from Puerto Rico during 1996 which provides that its manufacturing operations be partially exempt from local taxes until the year 2014. Appropriate taxes have been provided for these operations assuming repatriation of all available earnings. Total tax benefit for the year ended December 31, 1997 includes tax benefits aggregating $4.1 million related to this grant. In addition, the Company has filed a section 936 election for its Puerto Rico operations. Total income tax benefit for the year ended December 31, 1997 includes tax benefits aggregating $3.0 million related to the section 936 election.

  At December 31, 1996 and 1997, the Company had net operating loss carryforwards available in the United States for federal income tax return purposes of $104.8 million and $211.4 million, respectively, which expire during 2004 through 2012. United States tax rules impose limitations on the use of net operating losses and excess tax bases following certain changes in ownership. If such a change were to occur, the limitation could reduce the amount of these benefits that would be available to offset future taxable income, starting with the year of ownership change. The $211.4 million of net operating loss carryforward at December 31, 1997, includes $56.5 million of United States net operating loss carryforward from the pre-combination Behring entity. Since the use of these loss carryforwards is subject to the change in ownership limitation, a full deferred tax valuation has been recorded. Additionally, at December 31, 1997, the Company had net operating loss carryforwards available in countries outside of the United States of $90.0 million with various dates of expiration.

  Deferred United States federal income taxes and non-U.S. withholding taxes have been provided on the undistributed earnings of non-U.S. subsidiaries deemed available for repatriation.

14. STOCKHOLDER'S EQUITY

 Common Stock

  The Company's Common Stock consists of 1,000 authorized shares of $.01 par value stock with voting rights, of which 1,000 shares were issued and outstanding at December 31, 1996 and 1997. All outstanding shares at December 31, 1996 and 1997 were owned by Holdings.

                               DADE BEHRING INC.

 Preferred Stock of Holdings

  Preferred stock of Holdings, with a fair value of $40.0 million, was issued to Baxter on December 20, 1994 as part of the total consideration paid to Baxter for the Company. Such consideration was contributed by Holdings to the capital of the Company and was classified as "Additional paid-in capital". A portion of the preferred stock was repurchased by Holdings from Baxter in a negotiated transaction and canceled by Holdings in December 1995 for an aggregate purchase price less than its fair value at issuance. The Company distributed $15.8 million to Holdings in December 1995 for Holdings' use for such preferred stock repurchase.

 Stock Purchase and Option Plans

  Holdings has various stock purchase and option plans ("Plans") principally for the benefit of the Company's employees. The Plans provide for the sale of 53,594 shares of Holdings' Class L Common Stock and the sale or granting of options of 2,823,402 shares of Holdings' Common Stock. The stock options are exercisable either over time (Time Options) or upon the achievement of certain investment return levels by the owners of Holdings (Performance Options). All stock options vest within ten years of the date of grants.

  During 1995, 44,444 shares of Holding's Class L Common Stock and 399,996 shares of Holdings' Common Stock were sold at $40.50 and $0.50 per share, respectively. During 1996 and 1997, 6,050 shares of Holdings' Class L Common Stock and 54,450 shares of Holdings' Common Stock were sold at $44.00 and $4.00 per share, respectively. Management believes the purchase prices for these stock purchases reasonably approximated the fair market value of the stock at the respective dates of sale. Additionally, during 1997, 24,000 shares of Holdings' Common Stock were acquired by certain executives of the Company at a price $32.50 below the fair market value of Holdings' Common Stock at that date, as established by an independent valuation. Stock compensation expense of $0.8 million was recorded by the Company in 1997 related to these stock purchases.

  All stock options granted during 1995 and 1996 have exercise prices that management believes equaled or exceeded the fair market value of the Holdings' Common Stock on the dates of the grants. During 1997, certain option grants were made with exercise prices below fair market values of Holdings' Common Stock, based on independent valuations. The Time Options vest ratably over a five year period and have a ten year term. The Performance Options become exercisable at $7 or $16 per share either within ten years of grant or earlier if investment returns (as defined) of three times or five times, respectively, the total investment (as defined) of the original investors of the Company is achieved. Stock option activity during 1997, 1996 and 1995 was as follows:

                                                     1995     1996      1997
                                                    -------  -------  ---------
      Outstanding at January 1.....................     --   629,170    684,170
      TIME OPTIONS
      ------------
      Granted...................................... 318,200   84,000    994,400
      Exercised....................................     --   (54,900)   (40,840)
      Forfeited.................................... (11,000)  (9,500)   (59,340)
      PERFORMANCE OPTIONS
      -------------------
      Granted...................................... 325,970   60,400    262,574
      Exercised....................................     --       --         --
      Forfeited....................................  (4,000) (25,000)   (58,514)
                                                    -------  -------  ---------
      Outstanding at December 31................... 629,170  684,170  1,782,450
                                                    =======  =======  =========
      Exercisable at December 31...................  61,440   62,740    114,080
      Available for grant at December 31...........  22,500   22,500    336,912

                               DADE BEHRING INC.

  Weighted average option exercise price information for 1997, 1996 and 1995 is as follows:

      TIME OPTIONS                                          1995   1996   1997
      ------------                                         ------ ------ ------
      Outstanding at January 1............................    --  $ 0.50 $ 1.40
      Granted............................................. $ 0.50 $ 4.00 $30.41
      Exercised........................................... $ 0.50 $ 0.50 $ 1.35
      Forfeited........................................... $ 0.50 $ 0.50 $ 1.25
      Outstanding at December 31.......................... $ 0.50 $ 1.40 $24.90
      Exercisable at December 31.......................... $ 0.50 $ 0.50 $ 0.67
      PERFORMANCE OPTIONS
      -------------------
      Outstanding at January 1............................    --  $11.50 $11.50
      Granted............................................. $11.50 $11.50 $11.50
      Exercised...........................................    --     --     --
      Forfeited........................................... $11.50 $11.50 $11.50
      Outstanding at December 31.......................... $11.50 $11.50 $11.50
      Exercisable at December 31..........................    --     --     --

  Effective April 1, 1997, 46,500 Time Options with an exercise price of $4.00, 99,787 Performance Options with an exercise price of $7.00 and 99,787 Performance Options with an exercise price of $16.00 were granted, which represented discounts of $14.00, $11.00 and $2.00, respectively, below fair market value of Holdings' Common Stock at that date, as established by an independent valuation. Effective October 1, 1997, 860,900 Time Options with an exercise prices of $0.50-$34.50 were granted, which represented a discount of $23.00-$57.00 from fair market value of Holding's Common Stock at that date, as established by an independent appraisal. Accordingly, stock compensation expense of $10.6 million was recorded by the Company in 1997 related to these grants.

  Significant option groups outstanding at December 31, 1997 and related weighted average price and life information is as follows:

                                                          REMAINING
                           OPTIONS     OPTIONS   EXERCISE   LIFE
GRANT DATE               OUTSTANDING EXERCISABLE  PRICE    (YEARS)
----------               ----------- ----------- -------- ---------
Time Options--7/31/95...   210,420     108,680    $ 0.50       8
Time Options--7/31/96...    63,200       5,400    $ 4.00       9
Time Options--2/5/97-
 8/25/97................    86,500         --     $ 4.00      10
Time Options--10/1/97...   860,900         --     $22.07      10
Performance Options--
 7/31/95................   121,328         --     $ 7.00       8
Performance Options--
 7/31/95................   121,328         --     $16.00       8
Performance Options--
 7/31/96................    28,100         --     $ 7.00       9
Performance Options--
 7/31/96................    28,100         --     $16.00       9
Performance Options--
 2/5/97-8/25/97.........   131,287         --     $ 7.00      10
Performance Options--
 2/5/97-8/25/97.........   131,287         --     $16.00      10

  As Holdings' Common Stock is not publicly traded, the fair value of options was estimated using the minimum value method as proscribed in SFAS No. 123, using the following assumptions:

                                                                  1995  1996  1997
                                                                  ----  ----  ----
 Expected life (years): Time Options............................    5     5     5
                        Performance Options.....................    3     3     2
 Interest rate:         Time Options............................  6.1%  5.5%  5.7%
                        Performance Options.....................  5.9%  5.4%  5.6%
 Dividend yield:        Time Options............................  0.0%  0.0%  0.0%
                        Performance Options.....................  0.0%  0.0%  0.0%

                               DADE BEHRING INC.

  The fair value at the date of grant of the Time Options and Performance Options granted during 1997 were $36.1 million and $1.6 million, respectively. The fair value at the date of grant of the Time Options and Performance Options granted during 1996 were $0.1 million and $0.1 million, respectively. The fair value at the date of grant of the Time Options and Performance Options granted during 1995 were $0.1 million and $0.5 million, respectively. No stock-based compensation expense was recorded in 1995 and 1996. Pro forma stock-based compensation would not have been significant in 1995 or 1996 had the fair value of options granted in those years had been recognized as compensation expense on a straight-line basis over the vesting of the grants. Pro forma stock-based compensation for 1997 would not be materially different from the recorded expense had the fair value of the options granted in 1997 been recognized as compensation expense on a straight-line basis over the vesting of the grants.

15. TRANSACTIONS WITH BAXTER AND ALLEGIANCE

  Commencing in December 1994, the Company and Baxter entered into a distribution agreement within the United States. The U.S. Distribution Agreement, which became effective at the closing of the Dade Acquisition, gave Baxter's U.S. Distribution Division the right, generally on an exclusive basis, to sell the Predecessor's domestic products in the areas in which Baxter's U.S. Distribution Division previously sold the Predecessor's products. Effective October 1, 1996, Baxter "spun-off" its distribution business as Allegiance and Allegiance assumed the Company's Distribution Agreement. The term of this agreement, as amended, extends to December 31, 2000. Allegiance may terminate the agreement at any time after the four year anniversary date by providing the Company with at least six months prior written notice. The Company may also terminate the agreement at any time after the eighteen month anniversary with at least six months prior written notice. Net sales to Baxter's U.S. Distribution Division aggregated $348.6 million for the year ended December 31, 1995 and $221.8 million for the year ended December 31, 1996. Net sales to Allegiance totaled $72.2 million and $257.5 million for the years ended December 31, 1996 and 1997, respectively. At December 31, 1996 and 1997, receivables from Allegiance totaled $47.3 million and $67.8 million, respectively.

16. RELATED PARTY TRANSACTIONS

  The Company and Holdings entered into five year Management Services Agreements with Bain Capital and Goldman, Sachs & Co. (an affiliate of GS Capital) pursuant to which they will pay Bain Capital and Goldman, Sachs & Co. an aggregate annual fee of up to $3.0 million, subject to compliance with the terms of the indenture governing the 11 1/8% senior subordinated notes, plus their respective out-of-pocket expenses. Pursuant to the Management Services Agreements, Bain Capital and Goldman, Sachs & Co. have provided, and will continue to provide, management consulting, advisory services and support, negotiation and analysis of financing alternatives, acquisitions, divestitures and other services agreed upon by the Company, Bain Capital and Goldman, Sachs & Co. In connection with the Chemistry Acquisition (Note 5), the Company paid $11.4 million for advisory fees and expenses to Bain Capital and $3.6 to Goldman, Sachs & Co. The Company paid, in the aggregate, $18.8 million to Bain Capital, Goldman, Sachs & Co. and Hoechst in connection with the Behring Combination (Note 4). Advisory fees and related expense reimbursements under the Management Services Agreements of $1.8 million and $0.3 million to Bain Capital and Goldman, Sachs & Co., respectively, are included in the Consolidated Statement of Operations for the year ended December 31, 1995. For the year ended December 31, 1996 the Consolidated Statement of Operations includes advisory fees and related expenses of $2.7 million and $0.3 million to Bain Capital and Goldman, Sachs & Co., respectively. The Consolidated Statement of Operations for the year ended December 31, 1997 includes advisory fees and related expenses of $1.4 million and $0.3 million to Bain Capital and Goldman, Sachs & Co., respectively.

  Pursuant to Transition Services Agreements dated September 30, 1997, Hoechst provides the Company with certain support services including administrative support, warehousing and distribution services, human resource support, information systems support, accounting support and office space. The Transition Services Agreements have various terms from October 1, 1997 through December 31, 1999. The Company paid $7.9 million to Hoechst related to these agreements for the year ended December 31, 1997.

                               DADE BEHRING INC.

17. RETIREMENT PROGRAMS

  The Company maintains non-contributory defined benefit pension plans covering substantially all employees in the United States and Puerto Rico ("U.S. Plans") and a combination of contributory and non-contributory plans in certain non-U.S. locations ("Non-U.S. Plans"). Through December 31, 1996, the U.S. Plans' benefits are based on years of service and the employees compensation during five of the last ten years of employment as defined by the plans. Effective January 1, 1997, the Company amended its pension plan covering U.S. employees to change to a cash balance formula. The Company's funding policy is to make contributions to the trusts of the plans which meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974 ("ERISA").

  Under the terms of the Behring Combination (Note 4), effective January 1, 1998, the employees' pension assets and liablities of Behring were transferred into various Company Plans and the Company assumed responsibility for the liability for future benefits payable under the terms of the Company's Plans for those employees as of January 1, 1998. The Company reimbursed Hoechst for the service costs of those Plans for the period October 1, 1997 through December 31, 1997.

  Under the terms of the Chemistry Acquisition (Note 5), the transferred DuPont employees' pension assets and liabilities were transferred directly into the existing Domestic Plans and the Company assumed responsibility for the liability for future benefits payable under the terms of the Company's plan for those employees as of the Chemistry Acquisition date.

  Under the terms of the Dade Acquisition (Note 6), Baxter retained liability for future benefits payable to existing retirees and non-transferred employees of the Predecessor as of the Dade Acquisition date, and the Company established new plans for retained active employees. During 1995, substantially all of the assets were transferred to the new plans. At December 31, 1996 and December 31, 1997, plan assets primarily consist of stocks, bonds and contracts with insurance companies.

  Assets held by the trusts of the Company's plans consist of the following (in millions):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1997
                                                                  ------ ------
      Total assets--U.S. Plans................................... $104.0 $111.9
      Total assets--Non-U.S. Plans............................... $ 12.7 $ 24.3

 Pension Expense

  Pension expense includes the following components (in millions):

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                           --------------------
                                                           1995   1996    1997
                                                           -----  -----  ------
      Service cost-benefits earned during the period...... $ 4.5  $ 7.4  $  9.6
      Interest cost on projected benefit obligation.......   2.9    5.8     8.1
      Actual return on assets.............................  (2.0)  (8.8)  (12.2)
      Net amortization and deferral.......................  (0.3)   1.5     0.7
      Curtailment gains...................................   --    (2.1)    --
                                                           -----  -----  ------
      Total pension expense............................... $ 5.1  $ 3.8  $  6.2
                                                           =====  =====  ======

  Curtailment gains of $1.5 million and $0.6 million related to restructuring actions and the sale of Burdick & Jackson, respectively, were recognized in 1996.

                               DADE BEHRING INC.

  Assumptions used for the above pension expense calculations include:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1995  1996  1997
                                                               ----- ----- -----
      Discount rate applied to benefit obligation:
        U.S. plans............................................ 8.75% 7.75% 8.25%
        Non-U.S. plans (average).............................. 4.30% 5.00% 5.20%
      Long-term return on assets:
        U.S. plans............................................ 9.50% 9.50% 9.50%
        Non-U.S. plans (average).............................. 5.00% 5.40% 4.90%

 Funded Status

  The following tables set forth the funded status of the Plans (in millions):

                                               UNDERFUNDED      OVERFUNDED
                                                  PLANS            PLANS
                                              DECEMBER 31,     DECEMBER 31,
                                              --------------  ----------------
                                               1996    1997    1996     1997
                                              ------  ------  -------  -------
Actuarial present value of benefit obliga-
 tion:
  Vested benefits............................ $ 15.5  $ 38.4  $  65.4  $  86.3
                                              ------  ------  -------  -------
  Accumulated benefits.......................   18.0    41.7     70.4     89.8
                                              ------  ------  -------  -------
  Projected benefits.........................   24.6    52.3     70.7     90.6
Less accumulated plan assets at fair value...  (14.3)  (21.7)  (102.4)  (114.5)
                                              ------  ------  -------  -------
Plan assets (in excess of) less than pro-
 jected benefit obligation...................   10.3    30.6    (31.7)   (23.9)
Unrecognized net gains (losses) and unrecog-
 nized prior service cost....................   (0.3)   (1.2)     5.7      --
                                              ------  ------  -------  -------
    Net pension liabilities (assets)......... $ 10.0  $ 29.4  $ (26.0) $ (23.9)
                                              ======  ======  =======  =======

  Assumptions used for the above funded status calculations include:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1995  1996  1997
                                                               ----- ----- -----
      Annual rate of increase in compensation levels:
        U.S. plans............................................ 4.50% 4.50% 4.50%
        Non-U.S. plans (average).............................. 3.10% 4.00% 3.40%
      Discount rate applied to benefit obligation:
        U.S. plans............................................ 7.75% 8.25% 7.75%
        Non-U.S. plans (average).............................. 4.30% 5.00% 5.20%

 Savings Plan

  Most U.S. employees are eligible to participate in a Company sponsored qualified 401(k) plan. Participants may contribute up to 12% of their annual compensation, up to certain limits, to the 401(k) plan and the Company matches the participants' contributions, up to 2% of compensation. Matching contributions made by the Company were $2.6 million for the year ended December 31, 1995, $3.2 million for the year ended December 31, 1996 and $2.9 million for the year ended December 31, 1997.

                               DADE BEHRING INC.

18. COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

  The Company is a party in a number of legal proceedings. Based on the advice of legal counsel, management believes that any potential liability relative to the various legal proceedings pending against the Company will not have a material adverse effect on the Company's conduct of its business, its results of operations, its financial position or its liquidity.

 Letters of Credit

  As of December 31, 1997, the Company has letters of credit outstanding of approximately $16.7 million.

 Operating Leases

  The Company leases certain facilities and equipment under operating leases expiring at various dates. Most of these operating leases contain renewal options.

  Future minimum lease payments (including interest) under noncancelable operating leases at December 31, 1997 are as follows (in millions):

      1998............................................................... $ 31.5
      1999...............................................................   23.7
      2000...............................................................   18.0
      2001...............................................................   16.4
      2002...............................................................   13.8
      Thereafter.........................................................   62.3
                                                                          ------
          Total.......................................................... $165.7
                                                                          ======

  Total expense for all operating leases was $12.9 million for the year ended December 31, 1995, $14.1 million for the year ended December 31, 1996 and $22.9 million for the year ended December 31, 1997.

                               DADE BEHRING INC.

19. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

  The Company is a leading manufacturer of diagnostic test equipment and supplies and provides related services to the hospital and reference lab market which is considered to be a single business segment.

  Financial information by geographic area for the years ended December 31, 1997, 1996 and 1995 is summarized as follows (in millions):

                           UNITED              OTHER      GENERAL   INTER-AREA
                           STATES  EUROPE  INTERNATIONAL CORPORATE ELIMINATIONS  TOTAL
                           ------  ------  ------------- --------- ------------ --------
  DECEMBER 31, 1997 AND
   THE YEAR THEN ENDED
  ---------------------
 Trade sales.............  $649.1  217.5       113.9                            $  980.5
 Inter-area sales........   111.9   27.4         --                   (139.3)        --
                           ------  -----       -----                  ------    --------
 Total sales.............  $761.0  244.9       113.9                  (139.3)   $  980.5
                           ======  =====       =====                  ======    ========
 Pretax income (loss)(1).  $ 31.3  (59.7)       (9.7)     (188.2)        --     $ (226.3)
                           ======  =====       =====      ======      ======    ========
 Identifiable assets(5)..  $763.1  349.8       102.9       294.6         --     $1,510.4
                           ======  =====       =====      ======      ======    ========
  DECEMBER 31, 1996 AND
 THE YEAR THEN ENDED (4)
 -----------------------
 Trade sales.............  $559.5  149.1        87.2                            $  795.8
 Inter-area sales........    61.0    1.5         --                    (62.5)        --
                           ------  -----       -----                  ------    --------
 Total sales.............  $620.5  150.6        87.2                   (62.5)   $  795.8
                           ======  =====       =====                  ======    ========
 Pretax income (loss)(2).  $(40.5)  15.3        12.2      (112.7)               $ (125.7)
                           ======  =====       =====      ======                ========
 Identifiable assets (5).  $594.7  135.5        51.8       223.1                $1,005.1
                           ======  =====       =====      ======                ========
  DECEMBER 31, 1995 AND
 THE YEAR THEN ENDED (4)
 -----------------------
 Trade sales.............  $428.2  110.9        75.2                            $  614.3
 Inter-area sales........    60.3    1.5         --                    (61.8)        --
                           ------  -----       -----                  ------    --------
 Total sales.............  $488.5  112.4        75.2                   (61.8)   $  614.3
                           ======  =====       =====                  ======    ========
 Pretax income (loss)(3).  $ 55.8   14.3         5.9       (56.1)               $   19.9
                           ======  =====       =====      ======                ========
 Identifiable assets (5).  $232.4   91.0        40.1       187.4                $  550.9
                           ======  =====       =====      ======                ========

--------
(1) The pre-tax loss for the year ended December 31, 1997 reflects the following pre-tax charges resulting from purchase accounting for the Behring Combination and other items: (i) a charge to cost of goods sold for $171.4 million of allocated purchase price to record acquired finished goods and work-in-process inventories to fair market values, (ii) a $40.1 million restructuring charge to consolidate manufacturing and distribution operations and eliminate redundant sales, service and administrative functions, (iii) a $1.1 million charge to research and development expense for acquired research and development projects which do not have alternative applications or separable economic values, (iv) $33.5 million of non-recurring charges related to increased inventory reserves relating to plant closures, non-recurring distribution costs and non-core product transition costs, (v) $11.4 million of stock based compensation charges related to grants of stock options and purchase rights, and (vi) $2.0 million of non-recurring integration costs associated with the Behring Combination.
(2) The pre-tax loss for the year ended December 31, 1996 reflects the following pre-tax charges resulting from purchase accounting for the Chemistry Acquisition and other items: (i) a charge to cost of goods sold for $24.8 million of allocated purchase price to record work-in-process and finished goods inventories to fair market values, (ii) a $15.0 million restructuring charge designed to lower operating costs, increase

                               DADE BEHRING INC.

   efficiency, and eliminate redundant operations, (iii) a $15.3 million charge to research and development expense for acquired research and development projects which do not have alternative applications or separable economic value, (iv) a $9.5 million charge to cost of goods sold to establish a reserve for excess spare parts inventories related to the Paramax product line.
(3) The pre-tax income for the year ended December 31, 1995 reflects a charge to cost of goods sold for the remaining $40.4 million of allocated purchase price related to the $46.0 million recorded step-up to fair market value of work-in-process and finished goods inventory in connection with the Dade Acquisition.
(4) As described in Note 2, non-U.S. results of operations for the period December 17, 1994 through December 31, 1994 are not material and have been included in the 1995 consolidated financial statements. During 1996, the one month reporting lag for non-U.S. operations was eliminated and therefore operating results for the year ended December 31, 1996 include thirteen months of non U.S. operating results.
(5) At December 31, 1995, general corporate identifiable assets include net assets held for sale of $54.9 million and net deferred tax assets of $143.0 million. At December 31, 1996, general corporate identifiable assets include net deferred tax assets of $188.3 million. At December 31, 1997, general corporate identifiable assets include net deferred tax assets of $259.6 million.

  Inter-area transactions are accounted for at cost. Identifiable assets are those assets associated with a specific geographic area.

  Non-U.S. net sales (including U.S. export sales) of all combined non-U.S. entities were $202.2 million for the year ended December 31, 1995, $236.6 million for the year ended December 31, 1996 and $331.4 million for the year ended December 31, 1997. Non-U.S. net assets were $123.3 million and $210.9 million as of December 31, 1996 and 1997, respectively.

                                                                     SCHEDULE II

  Valuation and qualifying accounts and reserves (in millions)

                                         ADDITIONS
                                     -----------------
                                     CHARGED
                          BALANCE AT TO COSTS CHARGED                BALANCE AT
                          JANUARY 1,   AND    TO OTHER              DECEMBER 31,
      DESCRIPTION            1997    EXPENSES ACCOUNTS   DEDUCTIONS     1997
      -----------         ---------- -------- --------   ---------- ------------
Allowance for bad debts.    $ 9.6      17.0      6.3 (2)    (5.2)      $27.7
Income tax valuation
 allowance..............    $19.1       9.0     45.2 (2)    (6.2)      $65.2
                                                (1.9)(1)

--------
(1) Impact of foreign currency translation.
(2) Acquired in the Behring Combination

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, IN THE CITY OF DEERFIELD, STATE OF ILLINOIS, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 30, 1998.

                                                 /s/ Steven W. Barnes
                                          By: _________________________________
                                            Name: Steven W. Barnes
                                            Title: President and Chief
                                            Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON MARCH 30, 1998.

                 SIGNATURE                                     TITLE
                 ---------                                     -----


         /s/ Steven W. Barnes               President, Chief Executive Officer and
___________________________________________   Director (principal executive officer)
             Steven W. Barnes

     /s/ James W. P. Reid-Anderson          Chief Administrative Officer, Chief
___________________________________________   Financial Officer and Director (principal
         James W. P. Reid-Anderson            financial officer)

         /s/ Glenn R. Richter               Vice President/Controller
___________________________________________   (principal accounting officer)
             Glenn R. Richter

       /s/ Robert W. Brightfelt             Group President, Chemistry and Director
___________________________________________
           Robert W. Brightfelt

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

        /s/ Stephen G. Pagliuca             Director
___________________________________________
            Stephen G. Pagliuca

            /s/ Adam Kirsch                 Director
___________________________________________
                Adam Kirsch

        /s/ John P. Connaughton             Director
___________________________________________
            John P. Connaughton

        /s/ Joseph H. Gleberman             Director
___________________________________________
            Joseph H. Gleberman

         /s/ Scott T. Garrett               Director
___________________________________________
             Scott T. Garrett


                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                        DOCUMENT DESCRIPTION
  -------                       --------------------
  3.1      Certificate of Incorporation of Dade Behring Inc. Incorporated
           by reference to Exhibit 3.1 to Dade's Form S-1 Registration
           Statement under the Securities Act of 1933, as filed on Octo-
           ber 4, 1996 as amended effective October 1, 1997.
  3.2      Amended and Restated By-laws of Dade Behring Inc.
  4.1      Indenture dated as of May 7, 1996 between Dade International,
           Inc. and IBJ Schroder Bank & Trust Company. Incorporated by
           reference to Exhibit 4.1 to Dade's Form S-1 Registration
           Statement under the Securities Act of 1933, as filed on Octo-
           ber 4, 1996.
  4.2      Purchase Agreement dated as of April 30, 1996 among Dade In-
           ternational Inc., BT Securities Corporation, CS First Boston
           Corporation and Morgan Stanley & Co. Incorporated. Incorpo-
           rated by reference to Exhibit 4.2 to Dade's Form S-1 Registra-
           tion Statement under the Securities Act of 1933, as filed on
           October 4, 1996.
  4.3      Registration Rights Agreement dated as of May 7, 1996 among
           Dade International Inc., BT Securities Corporation, CS First
           Boston Corporation and Morgan Stanley & Co. Incorporated. In-
           corporated by reference to Exhibit 4.3 to Dade's Form S-1 Reg-
           istration Statement under the Securities Act of 1933, as filed on October 4, 1996.
 10.1      Amended and Restated Credit Agreement dated as of April 29,
           1997 among Diagnostics Holdings, Inc., Dade International
           Inc., various lending institutions and Bankers Trust Company, as Agent. Incorporated by reference to Exhibit 10.5 to the
           Company's Form 10-Q under the Securities Act of 1934, as filed on May 15, 1997.
 10.2      Security Agreement dated as of May 7, 1996 among Diagnostics
           Holding, Inc., Dade International Inc., certain subsidiaries of Dade International Inc. and Bankers Trust Company as Col-
           lateral Agent. Incorporated by reference to Exhibit 10.2 to
           Dade's Form S-1 Registration Statement under the Securities
           Act of 1933, as filed on October 4, 1996.
 10.3      Pledge Agreement dated as of May 7, 1996 among Diagnostics
           Holding, Inc., Dade International Inc., various subsidiaries of Dade International Inc. and Bankers Trust Company as Col-
           lateral Agent. Incorporated by reference to Exhibit 10.3 to
           Dade's Form S-1 Registration Statement under the Securities
           Act of 1933, as filed on October 4, 1996.
 10.4      Asset Purchase and Sale Agreement dated December 11, 1995, as amended and restated on May 7, 1996, between E.I. du Pont de
           Nemours and Company and Dade Chemistry Systems Inc. incorpo-
           rated by reference to Exhibit 2.1 to the Company's Form 8-K under the Securities Act of 1934, as filed on May 22, 1996
           (No. 33-90462).
 10.5      Agreement and Plan of Combination by and between Diagnostics
           Holdings, Inc. and Hoechst A.G. dated as of June 24, 1997 and supplemented on July 2, 1997 and as further supplemented on
           September 29, 1997 and September 30, 1997 incorporated by ref-
           erence to Exhibit 2.1 to the Company's Form 8-K under the Se-
           curities Act of 1934, as filed on October 20, 1997.
 10.6      Transitional Services Agreement entered into as of May 7,
           1996, effective as of April 30, 1996 by and between E.I. du
           Pont Nemours and Company and Dade Chemistry Systems Inc. In-
           corporated by reference to Exhibit 10.5 to Dade's Form S-1
           Registration Statement under the Securities Act of 1933, as filed on October 4, 1996.
 10.7      Manufacturing Agreement entered into as of May 7, 1996, effec-
           tive as of April 30, 1996 by and between E.I. du Pont Nemours and Company and Dade Chemistry Systems Inc. Incorporated by
           reference to Exhibit 10.6 to Dade's Form S-1 Registration
           Statement under the Securities Act of 1933, as filed on Octo-
           ber 4, 1996.

  EXHIBIT
  NUMBER                        DOCUMENT DESCRIPTION
  -------                       --------------------
 10.8      Stockholders Agreement made as of December 20, 1994 by and among Dade International Inc. and the other parties signatory thereto incorporated by reference to Exhibit 10.6 to the
           Company's Form S-4 Registration Statement under the Securities
           Act of 1933, as filed on March 20, 1995 (No. 33-90462).
 10.9      Management Services Agreement dated as of December 20, 1994 by and among Dade International Inc. and Bain Capital, Inc. In-
           corporated by reference to Exhibit 10.7 to the Company's Form
           S-4 Registration Statement under the Securities Act of 1933, as filed on March 20, 1995 (No. 33-90462) as amended by Amend-
           ment No. 1 to Management Services Agreement dated as of May 7,
           1996, incorporated by reference to Exhibit 10.8 to Dade's Form
           S-1 Registration Statement under the Securities Act of 1933, as filed on October 4, 1996.
 10.10     Management Services Agreement dated as of December 20, 1994 by and among Dade International Inc. and Goldman, Sachs & Co. In-
           corporated by reference to Exhibit 10.8 to the Company's Form
           S-4 Registration Statement under the Securities Act of 1933, as filed on March 20, 1995 (No. 33-90462).
 10.11     Tax Law Change Indemnification dated as of December 16, 1994 between Baxter International Inc. and Diagnostics Holding,
           Inc. Incorporated by reference to Exhibit 10.9 to the
           Company's Form S-4 Registration Statement under the Securities
           Act of 1933, as filed on March 20, 1995 (No. 33-90462).
 10.12     Amended and Restated Exclusive Distribution Agreement dated as of September 15, 1995, by and between Dade International Inc.
           and Baxter Healthcare Corporation as amended on September 26,
           1996. Incorporated by reference to Exhibit 10.11 to Dade's
           Form S-1 Registration Statement under the Securities Act of
           1933, as filed on October 4, 1996.
 10.13     1995 Executive Stock Purchase and Option Plan incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q under the
           Securities Act of 1934, as filed on August 14, 1995 (No. 33-
           90462).
 10.14     1995 Management Stock Option Plan incorporated by reference to
           Exhibit 10.2 to the Company's Form 10-Q under the Securities
           Act of 1934, as filed on August 14, 1995 (No. 33-90462).
 10.15     Form of Agreement under 1995 Executive Stock Purchase and Op-
           tion Plan incorporated by reference to Exhibit 10.3 to the
           Company's Form 10-Q under the Securities Act of 1934, as filed on August 14, 1995 (No. 33-90462).
 10.16     Form of Agreement under 1995 Management Stock Option Plan in-
           corporated by reference to Exhibit 10.4 to the Company's Form
           10-Q under the Securities Act of 1934, as filed on August 14,
           1995 (No. 33-90462).
 10.17     1996 Executive Stock Purchase and Option Plan. Incorporated by
           reference to Exhibit 10.16 to Dade's Form S-1 Registration
           Statement under the Securities Act of 1933, as filed on Octo-
           ber 4, 1996.
 10.18     Form of Agreement under 1996 Executive Stock Option Plan. In-
           corporated by reference to Exhibit 10.17 to Dade's Form S-1
           Registration Statement under the Securities Act of 1933, as filed on October 4, 1996.
 10.19     1997 Executive Stock Purchase and Option Plan incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q under the
           Securities Act of 1934, as filed on May 15, 1997.
 10.20     Form of Agreement under 1997 Executive Stock Purchase and Op-
           tion Plan incorporated by reference to Exhibit 10.2 to the
           Company's Form 10-Q under the Securities Act of 1934, as filed on May 15, 1997.
 10.21     1997 Management Stock Option Plan incorporated by reference to
           Exhibit 10.3 to the Company's Form 10-Q under the Securities
           Act of 1934, as filed on May 15, 1997.
 10.22     Form of Agreement under 1997 Management Stock Option Plan in-
           corporated by reference to Exhibit 10.4 to the Company's Form
           10-Q under the Securities Act of 1934, as filed on May 15,
           1997.
 10.23     1997 Executive Stock Purchase and Option Plan.
 21.1      Subsidiaries of Dade Behring Inc.
 23.1      Report of Independent Accountants on Financial Statement
           Schedule.
 27.1      Financial Data Schedule.