Form 10-Q
period 1998-03-31
DADE INTERNATIONAL INC
filed 1998-05-15
CIK 942307

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                               _______________

                                  FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

                      Commission file number  333-13523

                              DADE BEHRING INC.

         (Exact name of Registrant as Specified in its Charter)

          Delaware                                 36-3949533
(State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
Incorporation or Organization)

         1717 Deerfield Road
         Deerfield, Illinois                        60015-0778
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

                    Yes    X       No   _________

At May 11, 1998, the latest practicable date, there were 1,000 shares of Common Stock outstanding, all held by the registrant's parent, Dade Behring Holdings, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.

Dade Behring Inc.
Consolidated Balance Sheets

(Dollars in millions, except share-related       December 31,  March 31,
 data)                                               1997        1998
                                                              (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                      $    20.5    $    69.1
   Restricted cash                                      3.7          3.7
   Accounts receivable, net                           359.6        363.8
   Inventories                                        272.5        264.5
   Prepaid expenses and other current assets           11.9         12.6
   Deferred income taxes                               97.0         97.1

Total current assets                                  765.2        810.8

Property, plant and equipment, net                    214.5        219.0
Debt issuance costs, net                               37.0         35.6
Goodwill, net                                         135.6        132.8
Deferred income taxes                                 286.1        277.0
Other assets                                           72.0         79.1

Total Assets                                      $ 1,510.4    $ 1,554.3

Liabilities and Stockholder's Equity
Current liabilities:
   Current portion of long-term debt              $     3.7    $     3.7
   Short-term debt                                     54.4         90.8
   Accounts payable                                    89.2         66.9
   Accrued liabilities                                283.9        301.6
Total current liabilities                             431.2        463.0

Revolving credit facility                               -            -
Long-term debt, less current portion                  416.9        416.0
Senior subordinated notes                             350.0        350.0
Other liabilities                                     108.2        106.9

Total Liabilities                                   1,306.3      1,335.9

Commitments and contingencies                           -            -

Stockholder's equity:
   Common stock, $.01 par value, 1,000 shares
        authorized, issued and outstanding              -            -
   Additional paid-in capital                         468.4        471.4
   Notes receivable on capital contribution            (0.7)        (0.7)
   Accumulated deficit                               (252.9)      (240.5)
   Unrealized gain on marketable equity
        securities                                     (0.1)        (0.1)
   Cumulative translation adjustment                  (10.6)       (11.7)

Total Stockholder's Equity                            204.1        218.4

Total Liabilities and Stockholder's Equity        $ 1,510.4    $ 1,554.3

See accompanying notes to consolidated financial statements.

Dade Behring Inc.
Consolidated Statements of Operations

                                                 Three Months Ended
                                                     March 31,
(Dollars in millions)                             1997        1998
                                                    (Unaudited)
Net sales                                        $ 200.6    $ 325.9

Operating costs and expenses:
  Cost of goods sold                                97.3      130.5
  Marketing and administrative expenses             68.1      131.2
  Research and development expenses                 11.5       22.6
  Goodwill amortization expense                      1.3        1.6

Income from operations                              22.4       40.0
Other income (expense)
  Interest expense, net                            (21.4)     (20.1)
  Other                                              0.6       (0.2)

Income before income taxes                           1.6       19.7

Income tax expense                                   0.6        7.3

Net income                                          $1.0     $ 12.4


See accompanying notes to consolidated financial statements.

Dade Behring Inc.
Consolidated Statements of Cash Flows

                                                    Three Months Ended
                                                         March 31,
(Dollars in millions)                                1997        1998
                                                        (Unaudited)
Operating Activities:
Net income                                           $  1.0    $ 12.4

Adjustments to reconcile net income to net cash
 provided (utilized) by operating activities:
     Depreciation and amortization expense             15.0      13.3
     Deferred income taxes                              2.4       9.0
     Stock based compensation expense                   -         3.0
     Changes in balance sheet items:
       Accounts receivable, net                         1.4      (3.6)
       Inventories                                    (12.9)      8.4
       Accounts payable                               (16.5)    (22.1)
       Accrued liabilities                             (2.2)     17.5
       Other                                           (3.0)     (4.0)

Net cash flow provided (utilized) by operating
 activities                                           (14.8)     33.9

Investing Activities:
Capital expenditures                                   (7.6)    (20.2)

Net cash flow utilized by investing activities         (7.6)    (20.2)

Financing Activities:
Proceeds from short-term debt, net of repayment         0.8      36.4
Proceeds from revolving credit facility, net of
 repayments                                            25.0       -
Repayment of borrowings under long-term loans          (0.9)     (0.9)
Net cash flow provided by financing activities         24.9      35.5

Effect of foreign exchange rates on cash               (0.2)     (0.6)

Net increase in cash and cash equivalents               2.3      48.6

Cash and Cash Equivalents:
Beginning of Period                                     3.7      20.5

End of Period                                        $  6.0    $ 69.1


See accompanying notes to consolidated financial statements.

DADE BEHRING INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions)


Note 1.    Organization and Business

  Dade Behring Inc., formerly Dade International Inc., as successor by merger to Dade Acquisition, Inc., (the "Company") was incorporated in Delaware in 1994 to effect the acquisition (the "Dade Acquisition") of the in vitro diagnostics products manufacturing and services businesses and net assets of Baxter Diagnostics, Inc. and certain of its affiliates, from Baxter International Inc. and its affiliates ("Baxter"). The Company develops, manufactures and markets in vitro diagnostic equipment, reagents, consumable supplies and services worldwide.

  The Company is a wholly-owned subsidiary of Dade Behring Holdings, Inc., formerly Diagnostics Holding Inc. ("Holdings"). Bain Capital, Inc., GS Capital Partners, L.P., an affiliate of the Goldman Sachs Group, L.P., their respective related investors, Hoechst A.G. and certain of its affiliates ("Hoechst") and the management of the Company own substantially all of the capital stock of Holdings.

  The Dade Acquisition was completed on December 20, 1994, effective as of December 16, 1994, under the terms of the purchase agreement between Baxter and Holdings. The financial statements present the consolidated accounts of the Company.

  Effective May 1, 1996, the Company acquired (the "Chemistry Acquisition") the worldwide in vitro diagnostics business ("Dade Chemistry") of E.I. du Pont de Nemours and Company. The results of operations of Dade Chemistry and the allocation of purchase price to the acquired assets and assumed liabilities, as determined in accordance with the purchase method of accounting, are included in the Company's consolidated financial statements since the effective date of the Chemistry Acquisition.

  Effective October 1, 1997, Holdings acquired the stock and beneficial interest (the "Stock") of various subsidiaries of Hoechst that operate the worldwide business of the research, development, manufacture, marketing, sale, distribution and service of in vitro diagnostic equipment, reagents, consumable supplies and services ("Behring").
The Stock was contributed to the Company (the "Behring Combination") effective October 1, 1997. The results of operations of Behring and the preliminary allocation of purchase price to the acquired assets and assumed liabilities, as determined in accordance with the purchase method of accounting, are included in the Company's consolidated financial statements since the effective date of the Behring Combination.

Note 2.   Inventories

Inventories of the Company consist of the following (in millions):

                                        December 31,    March 31,
                                            1997          1998
                                                       (unaudited)
            Raw materials                 $ 59.5         $ 58.8
            Work-in-process                 64.0           57.4
            Finished products              149.0          148.3
            Total inventories             $272.5         $264.5

Note 3.  Comprehensive Income

Comprehensive income of the Company consists of the following (in millions):

                                           Three months ended
                                                March 31
                                           1997          1998
                                              (unaudited)
      Net income                           $1.0        $ 12.4
      Cumulative translation adustment     (7.4)         (1.1)
      Total comprehensive income (loss)   $(6.4)        $11.3

Comprehensive income represents the sum of net income and the change in the cumulative translation adjustment.

Note 4.  Bank Credit Agreement

The Company renegotiated the terms of its Bank Credit Agreement during the first quarter of 1998. The amended credit agreement provides for a reduction in interest rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's 1997 Annual Report on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the year ended December 31, 1997. The following management's discussion and analysis focuses on material changes since that time and should be read in conjunction with the 1997 Annual Report on Form 10-K. Relevant trends that are reasonably likely to be of a material nature are discussed to the extent known.

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

Comparability
Because of the inclusion of Behring operations, the Company's unaudited statements of operations and cash flows for the three months ended March 31, 1998 are not comparable with the prior year period.

Results of Operations

Net Sales
Net sales for the three months ended March 31, 1998 totaled $325.9 million, an increase of $125.3 million or 62% from the comparable period a year ago. This increase was primarily due to the inclusion of three months of Behring sales in the current period. Adverse foreign currency exchange rates reduced sales in the current quarter by $1.9 million.

Gross Profit
Gross profit for the three months ended March 31, 1998 was $195.4 million as compared to $103.3 million reported in the comparable period of the prior year. The $92.1 million increase in gross profit in the current quarter was primarily attributable to the increase in net sales discussed above. Gross margins for the current quarter increased to 59.9% as compared to 51.5% in the first quarter of 1997. The increase in gross margins is attributable to the continuing realization of manufacturing cost cutting initiatives and product mix shifts reflecting inclusion of Behring operations.

Marketing and Administrative Expense
Marketing and administrative expense for the quarter totaled $131.2 million, as compared to $68.1 million for the comparable period of 1997. The increase for the three month period ended March 31, 1998 was primarily attributable to the Behring Combination, including approximately $5.6 million of integration costs incurred to integrate the Behring operations into the Company. Additionally, the Company recorded $3.0 million of non-cash stock-based compensation expense in the quarter.

Research and Development Expense
Research and development expense for the quarter ended March 31, 1998 was $22.6 million, a $11.1 million increase from the comparable period of 1997. The increase was primarily attributable to the Behring
Combination.

Operating Income
Income from operations for the quarter ended March 31, 1998 totaled $40.0 million as compared to $22.4 million for the same period last year. The increase is due to higher sales volumes resulting from the inclusion of Behring, improved margins and cost synergies resulting from the integration of Behring operations, offset by integration costs of $5.6 million and $3.0 million of non-cash stock-based compensation expense.

Other Income (Expense)
For the three month period ended March 31, 1998, net interest expense was $20.1 million, a $1.3 million decrease over the same period 1997. The decrease is attributable to lower borrowing rates.

Income Taxes
The effective income tax rate for the three months ended March 31, 1998 was approximately 37%, consistent with the rate recorded for the three months ended March 31, 1997.

Net Income
Net income for the three months ended March 31, 1998 totaled $12.4 million as compared to $1.0 million for the three months ended March 31, 1997. The increase was primarily attributable to the inclusion of three months of Behring operating results and cost synergies realized from the integration of Behring operations into the Company, offset by after-tax integration costs of $3.5 million and an after-tax charge of $1.9 million for non-cash stock-based compensation expense.


Liquidity and Capital Resources

The Company's principal liquidity requirements are for working capital, capital expenditures, debt service and restructuring activities. The Company has historically funded its liquidity needs generally with a combination of cash flows from operations, borrowings under its revolving credit facility and other short-term borrowing arrangements. The Company renegotiated the terms of its credit facility to provide for a reduction in interest rates during the first quarter.

During the first quarter of 1998, working capital increased $13.8 million to $347.8 million.

Capital expenditures of the Company during the first quarter of 1998 were $20.2 million as compared to $7.6 million in the comparable period last year. The increase is due primarily to the inclusion of three months of Behring operations including $0.6 million related to the integration of Behring operations into the Company.

Management believes cash flows from operating activities, together with available revolving credit borrowing capacity under the Company's existing credit agreement are sufficient to permit the Company to meet its foreseeable financial obligations and fund its operations and planned investments.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is involved in a number of legal proceedings, none of which is expected to have a material adverse effect on the Company's business or financial condition.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     See Index to Exhibits, page X-1.

(b)  Reports on Form 8-K.

     None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DADE BEHRING INC.
                                   (Registrant)

Date:  May 15, 1998             By: /s/ James W.P. Reid-Anderson
                                    James W.P. Reid-Anderson
                                    Executive Vice President,
                                    Chief Administrative Officer
                                    and Chief Financial Officer
                                    (Duly Authorized Officer of
                                    Registrant)

                               Index to Exhibits

10.1 Third Amendment to Credit Agreement dated as of January 8, 1998 among Dade Behring Holdings, Inc., Dade International Inc., various lending institutions and Bankers Trust Company, as Agent.

10.2 Fourth Amendment and Waiver to Credit Agreement dated as of
     March 22, 1998 among Dade Behring Holdings, Inc., Dade Behring Inc., various lending institutions and Bankers Trust Company, as Agent.

10.3 Employment Agreement effective as of October 1, 1997, between Dade International Inc. and Steve Barnes.

10.4 Employment Agreement Addendum effective as of October 1, 1997, between Dade International Inc. and Steve Barnes.