Form 10-Q
period 1998-06-30
DADE BEHRING INC
filed 1998-08-14
CIK 942307

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                _______________

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934



 For the transition period from                   to
                                -----------------    ---------------------

                       Commission file number  333-13523

                               DADE BEHRING INC.
                               -----------------

             (Exact name of Registrant as Specified in its Charter)


           Delaware                                     36-3949533
           --------                                     ----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

       1717 Deerfield Road
       Deerfield, Illinois                             60015-0778
       -------------------                             ----------
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

                    Yes     X           No
                        -----------        ------------

The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of August 10, 1998, the latest practicable date, was 1,000 shares.

Part I. Financial Information
Item 1. Financial Statements


Dade Behring Inc.
Consolidated Balance Sheets





                                                                     December 31,           June 30,
(Dollars in millions, except share-related data)                         1997                 1998
-------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                         $      20.5         $      56.1
    Restricted cash                                                           3.7                 4.8
    Accounts receivable, net                                                359.6               370.4
    Inventories                                                             272.5               268.8
    Prepaid expenses and other current assets                                11.9                17.6
    Deferred income taxes                                                    97.0                96.8
-------------------------------------------------------------------------------------------------------
Total current assets                                                        765.2               814.5

Property, plant and equipment, net                                          214.5               232.4
Debt issuance costs, net                                                     37.0                34.1
Goodwill, net                                                               135.6               130.2
Deferred income taxes                                                       286.1               269.8
Other assets                                                                 72.0                77.2
-------------------------------------------------------------------------------------------------------
Total Assets                                                            $ 1,510.4         $   1,558.2
=======================================================================================================
Liabilities and Stockholder's Equity
Current liabilities:
    Current portion of long-term debt                                  $      3.7         $       3.7
    Short-term debt                                                          54.4                98.3
    Accounts payable                                                         89.2                77.2
    Accrued liabilities                                                     283.9               268.6
-------------------------------------------------------------------------------------------------------
Total current liabilities                                                   431.2               447.8

Revolving credit facility                                                       -                   -
Long-term debt, less current portion                                        416.9               415.0
Senior subordinated notes                                                   350.0               350.0
Other liabilities                                                           108.2               107.5
-------------------------------------------------------------------------------------------------------
Total Liabilities                                                         1,306.3             1,320.3

Commitments and contingencies                                                   -                   -

Stockholder's equity:
    Common stock, $.01 par value, 1,000 shares
         authorized, issued and outstanding                                     -                   -
    Additional paid-in capital                                              468.4               474.4
    Notes receivable on capital contribution                                 (0.7)               (0.7)
    Accumulated deficit                                                    (252.9)             (225.6)
    Unrealized loss on marketable equity securities                          (0.1)               (0.2)
    Cumulative translation adjustment                                       (10.6)              (10.0)
-------------------------------------------------------------------------------------------------------
Total Stockholder's Equity                                                  204.1               237.9

-------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                              $ 1,510.4           $ 1,558.2
=======================================================================================================
See accompanying notes to consolidated financial statements.



Dade Behring Inc.
Consolidated Statements of Operations



                                                       Three Months Ended                               Six Months Ended
                                                            June 30,                                        June 30,
(Dollars in millions)                               1997                 1998                      1997               1998
------------------------------------------------------------------------------------------------------------------------------
                                                          (Unaudited)                                     (Unaudited)
Net sales                                      $    207.5              $   318.8                  $   408.1          $   644.7
------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
   Cost of goods sold                               104.3                  128.5                      201.6              259.0
   Marketing and administrative expenses             65.3                  122.8                      133.4              254.0
   Research and development expenses                 12.1                   21.9                       23.6               44.5
   Goodwill amortization expense                      1.4                    1.1                        2.7                2.7

------------------------------------------------------------------------------------------------------------------------------
Income from operations                               24.4                   44.5                       46.8               84.5
------------------------------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest expense, net                            (21.9)                 (20.7)                     (43.3)             (40.8)
   Other                                             (0.6)                  (0.1)                         -               (0.3)
------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                            1.9                   23.7                        3.5               43.4

Income tax expense                                    0.7                    8.8                        1.3               16.1

------------------------------------------------------------------------------------------------------------------------------
Net income                                     $      1.2              $    14.9                  $     2.2          $    27.3
------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

Dade Behring Inc.
Consolidated Statements of Cash Flows




                                                                                        Six Months Ended
                                                                                            June 30,
(Dollars in millions)                                                                1997            1998
-----------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Operating Activities:
Net income                                                                        $   2.2         $   27.3

Adjustments to reconcile net income to net cash
   provided (utilized) by operating activities:
    Depreciation and amortization expense                                           29.4             26.9
    Deferred income taxes                                                            2.2             16.5
    Stock based compensation expense                                                   -              6.0
    Changes in balance sheet items:
       Accounts receivable, net                                                      9.6            (10.2)
       Inventories                                                                  (8.6)             4.1
       Accounts payable                                                            (15.6)           (12.2)
       Accrued liabilities                                                         (26.5)           (15.4)
       Other                                                                        (2.4)             2.8
-----------------------------------------------------------------------------------------------------------
Net cash flow provided (utilized) by operating activities                           (9.7)            45.8
-----------------------------------------------------------------------------------------------------------
Investing Activities:
Capital expenditures                                                               (24.1)           (52.0)
-----------------------------------------------------------------------------------------------------------
Net cash flow utilized by investing activities                                     (24.1)           (52.0)
-----------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds from short-term debt, net of repayment                                      0.8             43.9
Proceeds from revolving credit facility, net of repayments                          17.0                -
Proceeds from borrowings under bank credit agreement, net of repayments             17.7             (1.9)
-----------------------------------------------------------------------------------------------------------
Net cash flow provided by financing activities                                      35.5             42.0
-----------------------------------------------------------------------------------------------------------
Effect of foreign exchange rates on cash                                           (0.3)            (0.2)
-----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                           1.4             35.6

Cash and Cash Equivalents:
Beginning of Period                                                                 3.7             20.5
-----------------------------------------------------------------------------------------------------------
End of Period                                                                     $ 5.1           $ 56.1
-----------------------------------------------------------------------------------------------------------


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

Effective October 1, 1997, Holdings acquired the stock and beneficial interest (the "Stock") of various subsidiaries of Hoechst that operated the worldwide business of the research, development, manufacture, marketing, sale, distribution and service of in vitro diagnostic equipment, reagents, consumable supplies and services ("Behring"). The Stock was contributed to the Company (the "Behring Combination") effective October 1, 1997. The results of operations of Behring and the preliminary allocation of purchase price to the acquired assets and assumed liabilities, as determined in accordance with the purchase method of accounting, are included in the Company's consolidated financial statements since the effective date of the Behring Combination.

Note 2.    Inventories

  Inventories of the Company consist of the following (in millions):

                                                December  31,             June 30,
                                                     1997                   1998
                                             ------------------     ------------------
                                                                        (unaudited)
Raw materials                                      $ 59.5                 $ 56.6
Work-in-process                                      64.0                   52.8
Finished products                                   149.0                  159.4
                                                   ------                 ------
Total inventories                                  $272.5                 $268.8
                                                   ======                 ======

Note 3.    Comprehensive Income

Comprehensive income of the Company consists of the following (in millions):


                                                              Six months ended
                                                                  June 30
                                                            1997           1998
                                                        ---------------------------
                                                               (unaudited)
Net income                                                 $ 2.2             $27.3
Other comprehensive income (loss)                           (9.9)              0.5
                                                           -----             -----
Total comprehensive income (loss)                          $(7.7)            $27.8
                                                           =====             =====

Comprehensive income represents the sum of net income, the change in the cumulative translation adjustment and unrealized loss on marketable securities.

Note 4.  Bank Credit Agreement

The Company renegotiated the terms of its Bank Credit Agreement during the second quarter of 1998. The amended credit agreement provides for an extension of reduced interest rates.

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

Comparability
-------------
Because of the inclusion of Behring operations, the Company's unaudited statements of operations and cash flows for the six months ended June 30, 1998 are not comparable with the prior year period.

Results of Operations

Net Sales
---------
Net sales for the three months ended June 30, 1998 totaled $318.8 million, an increase of $111.3 million or 54% from the comparable period a year ago. This increase was primarily due to the inclusion of Behring sales in the current period. Adverse foreign currency exchange rates reduced sales in the current quarter by $8.7 million.

Net sales for the six months ended June 30, 1998 were $644.7 million, an increase of $236.6 million or 58% over the comparable period of 1997. This increase was due to the inclusion of six months of sales from Behring operations in the current period offset partially by the adverse impact of foreign exchange of $19.2 million.

Gross Profit
------------
Gross profit for the three months ended June 30, 1998 was $190.3 million as compared to $103.2 million reported in the comparable period of the prior year. The $87.1 million increase in gross profit in the current quarter was primarily attributable to the increase in net sales discussed above and improved margins. Gross margins for the current quarter increased to 59.7% as compared to 49.7% in the second quarter of 1997. The increase in gross margins is attributable to improved product mix and the realization of cost reductions resulting from the Behring Combination.

Gross profit for the six months ended June 30, 1998 totaled $385.7 million as compared to $206.5 million for the first six months of 1997. The $179.2 million increase in gross profit over the comparable period in the prior year was due to the inclusion of six months of results of the Behring Combination during 1998, improved margins resulting from improved product mix and the realization of cost reductions resulting from the Behring Combination. Gross margins for the six months ended June 30, 1998 increased to 59.8% as compared to 50.6% for the comparable period in 1997.

Marketing and Administrative Expense
------------------------------------
Marketing and administrative expense for the quarter totaled $122.8 million, as compared to $65.3 million for the comparable period of 1997. The increase for the three month period ended June 30, 1998 was primarily attributable to the Behring Combination, including approximately $7.0 million of nonrecurring integration costs incurred to integrate the Behring operations into the Company. Additionally, the Company recorded $3.0 million of non-cash stock-based compensation expense in the quarter.

Marketing and administrative expense for the six months ended June 30, 1998 totaled $254.0 million as compared to $133.4 million for the first six months of 1997. The $120.6 million increase was primarily attributable to the Behring Combination, including approximately $12.6 million of nonrecurring integration costs and $6.0 million of non-cash stock-based compensation expense.

Research and Development Expense
--------------------------------
Research and development expense for the quarter ended June 30, 1998 was $21.9 million, a $9.8 million increase from the comparable period of 1997.

For the first six months ended June 30, 1998, research and development expenses totaled $44.5 million as compared to $23.6 million for the first six months of 1997.

The increase in research and development expense for the comparable quarter and six month year over year periods is due to the Behring Combination and higher investment in the Dimension and Microscan product lines.

Operating Income
----------------
Income from operations for the quarter ended June 30, 1998 totaled $44.5 million as compared to $24.4 million for the same period last year. The increase is due to higher sales volumes resulting from the inclusion of Behring, improved margins and cost synergies, partially offset by nonrecurring integration costs of $7.0 million and $3.0 million of non-cash stock-based compensation expense.

Income from operations for the six months ended June 30, 1998 totaled $84.5 million as compared to $46.8 million for the same period last year. The increase is due to higher sales volume resulting from the Behring Combination, improved margins and cost synergies, partially offset by nonrecurring integration costs of $12.6 million and $6.0 million of non-cash stock-based compensation expense.

Other Income (Expense)
----------------------
For the three month period ended June 30, 1998, net interest expense was $20.7 million, a $1.2 million decrease over the same period 1997.

For the six month period ended June 30, 1998, net interest expense was $40.8 million, a $2.5 million decrease over the same period 1997.

The decrease in net interest expense for the quarter and the six months ended June 30, 1998 is attributable to lower borrowing rates on the Company's long-term debt, offset partially by an increase in short-term debt.

Income Taxes
------------
The effective tax rate for the quarter and six months ended June 30, 1998 was approximately 37%, which was consistent with the effective rate of 37% recorded for the quarter and six month periods ended June 30, 1997.

Net Income
----------
Net income for the three months ended June 30, 1998 totaled $14.9 million as compared to $1.2 million for the three months ended June 30, 1997. The increase was primarily attributable to the inclusion of three months of Behring operating results and cost synergies realized from the integration of Behring operations into the Company, offset by after-tax nonrecurring integration costs of $4.4 million and an after-tax charge of $1.9 million for non-cash stock-based compensation expense.

Net income for the six months ended June 30, 1998 totaled $27.3 million as
compared to $2.2 for the six months ended June 30, 1997.   The increase was
primarily attributed to the inclusion of six months of Behring operations and cost synergies realized from the integration of the Behring operations into the Company, offset by after-tax nonrecurring integration costs of $7.9 million and an after-tax charge of $3.8 million for non-cash stock-based compensation expense.


Liquidity and Capital Resources

During the second quarter of 1998, working capital increased $18.9 million to $366.7 million. The increase in working capital was caused primarily by a decrease in accrued liabilities related to the payments of accrued restructuring liabilities and lower levels of accrued interest related to the Company's senior subordinated notes, which require semi-annual interest payments. Working capital was also impacted by an increase in receivables resulting from the reestablishment of Behring trade receivables in Spain, which were not acquired
in the Behring Combination.   The increase in working capital was funded through
cash flows from operations.

During the six months ended June 30, 1998, working capital increased $32.7 million. This increase was primarily due to lower accrued liabilities related to restructuring reserves and accrued interest, and lower levels of accounts payable due to the timing of payments. Working capital was also impacted by an increase in receivables resulting from the reestablishment of Behring trade
receivables in Spain, which were not acquired in the Behring Combination.   The
increase in working capital was funded through cash flows from operations.

Capital expenditures of the Company during the second quarter of 1998 were $31.8 million as compared to $14.3 million in the comparable period last year. The increase is attributable to three months of Behring activity included in the current quarter along with integration related capital spending of $5.0 million. On a current year to date basis, capital expenditures totaled $52.0 million compared to $24.1 million for the similar period in 1997. The year over year increase of $27.9 million is primarily attributable to the inclusion of six months of Behring operations along with integration related capital spending of $5.6 million.

Management believes cash flows from operating activities, together with available short-term and revolving credit borrowing capacity under the Company's existing credit agreements, are sufficient to permit the Company to meet its foreseeable financial obligations and fund its operations and planned investments.

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

                                         DADE BEHRING INC.
                                                  (Registrant)

Date:   August 13, 1998               By: /s/ James W. P. Reid-Anderson
       ----------------                   -----------------------------
                                          James W. P. Reid-Anderson
                                          Executive Vice President
                                          Chief Administrative Officer and
                                           Chief Financial Officer
                                         (Duly authorized Officer of Registrant)

                               Index to Exhibit

10.1 Fifth Amendment to Credit Agreement dated as of April 30, 1998 among Dade Behring Holdings, Inc., Dade Behring Inc., various lending institutions and Bankers Trust Company, as Agent.

10.2 Sixth Amendment to Credit Agreement dated as of April 30, 1998 among Dade Behring Holdings. Inc., Dade International Inc., various lending institutions and Bankers Trust Company, as Agent.

10.3 Seventh Amendment to Credit Agreement dated as of July 8, 1998 among Dade Behring Holdings, Inc., Dade Behring Inc., various lending institutions and Bankers Trust Company, as Agent.