Form 10-Q
period 1998-09-30
DADE BEHRING INC
filed 1998-11-16
CIK 942307

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                               _______________

                                  FORM 10-Q

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the transition period from ______________ to __________________

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

  The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of November 13, 1998, the latest practicable date, was 1,000 shares.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.

  Dade Behring Inc.
  Consolidated Balance Sheets

                                              December 31,   September 30,
  (Dollars in millions, except                    1997           1998
   share-related data)                                        (Unaudited)
  -----------------------------------------------------------------------
  Assets
  Current assets:
      Cash and cash equivalents                 $    20.5      $    36.4
      Restricted cash                                 3.7            4.8
      Accounts receivable, net                      359.6          414.7
      Inventories                                   272.5          271.5
      Prepaid expenses and other current assets      11.9           23.1
      Deferred income taxes                          97.0           96.6
  -----------------------------------------------------------------------
  Total current assets                              765.2          847.1

  Property, plant and equipment, net                214.5          248.0
  Debt issuance costs, net                           37.0           32.7
  Goodwill, net                                     135.6          131.3
  Deferred income taxes                             286.1          257.0
  Other assets                                       72.0           88.5
  -----------------------------------------------------------------------
  Total Assets                                  $ 1,510.4      $ 1,604.6
                                                 ========       ========

  Liabilities and Stockholder's Equity
  Current liabilities:
      Current portion of long-term debt         $     3.7      $     6.5
      Short-term debt                                54.4           98.2
      Accounts payable                               89.2           81.9
      Accrued liabilities                           283.9          306.5
  -----------------------------------------------------------------------
  Total current liabilities                         431.2          493.1

  Revolving credit facility                             -              -
  Long-term debt, less current portion              416.9          361.4
  Senior subordinated notes                         350.0          350.0
  Other liabilities                                 108.2          141.9
  -----------------------------------------------------------------------
  Total Liabilities                               1,306.3        1,346.4

  Commitments and contingencies                         -              -
  Stockholder's equity:
      Common stock, $.01 par value, 1,000 shares
           authorized, issued and outstanding           -              -
      Additional paid-in capital                    468.4          477.6
      Notes receivable on capital contributions      (0.7)          (0.7)
      Accumulated deficit                          (252.9)        (213.5)
      Unrealized loss on marketable equity
           securities                                (0.1)          (0.5)
      Cumulative translation adjustment             (10.6)          (4.7)
  -----------------------------------------------------------------------
  Total Stockholder's Equity                        204.1          258.2
  -----------------------------------------------------------------------
  Total Liabilities and Stockholder's Equity    $ 1,510.4      $ 1,604.6
                                                 ========       ========
  See accompanying notes to consolidated financial statements.

  Dade Behring Inc.
  Consolidated Statements of Operations



                                        Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
(Dollars in millions)                     1997      1998      1997      1998
------------------------------------------------------------------------------
                                            (Unaudited)         (Unaudited)
Net sales                               $ 204.1   $ 306.2   $ 612.2   $ 950.9
------------------------------------------------------------------------------

Operating costs and expenses:
  Cost of goods sold                      105.8     126.1     307.4     385.1
  Marketing and administrative expenses    64.5     119.7     197.9     373.7
  Research and development expenses        11.1      22.4      34.7      66.9
  Goodwill amortization expense             1.4       1.8       4.1       4.5
------------------------------------------------------------------------------
Income from operations                     21.3      36.2      68.1     120.7
------------------------------------------------------------------------------
Other income (expense)
  Interest expense, net                   (22.8)    (20.6)    (66.0)    (61.4)
  Other                                    10.4       3.5      10.3       3.2
------------------------------------------------------------------------------
Income  before income taxes                 8.9      19.1      12.4      62.5

Income tax expense                          3.3       7.0       4.6      23.1
------------------------------------------------------------------------------
Net income                              $   5.6   $  12.1   $   7.8   $  39.4
------------------------------------------------------------------------------

  See accompanying notes to consolidated financial statements.

  Dade Behring Inc.
  Consolidated Statements of Cash Flows

                                                    Nine Months Ended
                                                      September 30,
  (Dollars in millions)                              1997       1998
                                                       (Unaudited)
  -------------------------------------------------------------------
  Operating Activities:
  Net income                                        $  7.8     $ 39.4

  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization expense           44.8       40.6
      Deferred income taxes                            4.6       29.5
      Stock based compensation expense                   -        9.0
      Changes in balance sheet items:
        Accounts receivable, net                       4.5      (49.9)
        Inventories                                  (17.6)     (15.6)
        Prepaid expenses and other current assets      1.2      (12.3)
        Accounts payable                             (11.3)      (7.3)
        Accrued liabilities                          (18.4)      22.6
        Long-term notes receivable                       -       (3.9)
        Other, net                                    (1.1)     (10.3)
  -------------------------------------------------------------------
  Net cash flow provided by operating activities      14.5       41.8
  -------------------------------------------------------------------
  Investing Activities:
  Acquisitions, net of acquired cash                  (1.3)         -
  Proceeds for purchase price adjustment                 -       32.5
  Proceeds from sales of assets                        0.7       24.4
  Capital expenditures                               (32.6)     (74.1)
  -------------------------------------------------------------------
  Net cash flow utilized by investing activities     (33.2)     (17.2)
  -------------------------------------------------------------------
  Financing Activities:
  Proceeds from short-term debt, net of repayments     4.6       43.8
  Deferred financing fees                             (0.5)         -
  Proceeds from borrowings under bank credit
    agreement, net of repayments                      17.7      (52.3)
  -------------------------------------------------------------------
  Net cash flow provided (utilized) by financing      21.8       (8.5)
    activities
  -------------------------------------------------------------------

  Effect of foreign exchange rates on cash            (0.3)      (0.2)
  -------------------------------------------------------------------
  Net increase in cash and cash equivalents            2.8       15.9

  Cash and Cash Equivalents:
  Beginning of Period                                  3.7       20.5
  -------------------------------------------------------------------
  End of Period                                     $  6.5     $ 36.4
  -------------------------------------------------------------------

  See accompanying notes to consolidated financial statements.

                              DADE BEHRING INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in millions)


  Note 1.    Organization and Business

  Dade Behring Inc., formerly Dade International Inc., (the "Company") was incorporated in Delaware in 1994 and is a wholly owned subsidiary of Dade Behring Holdings, Inc., formerly Diagnostics Holding Inc. ("Holdings"). Bain Capital, Inc., GS Capital Partners, L.P., an
  affiliate of Goldman Sachs Group, L.P., their respective related investors, Hoechst A.G. and certain of its affiliates ("Hoechst") and the management of the Company own substantially all of the capital stock of Holdings. The Company develops, manufactures and markets in vitro
  diagnostic  equipment,   reagents,  consumable   supplies  and   services
  worldwide.

  Effective December 16, 1994, the Company acquired (the "Dade Acquisition") the worldwide in vitro diagnostics products manufacturing and services businesses and net assets of Baxter Diagnostics, Inc. and certain of its affiliates, from Baxter International Inc. and its affiliates ("Baxter"). The Dade Acquisition was accounted for as a purchase.

  Effective  May   1,   1996,   the  Company   acquired   (the   "Chemistry
  Acquisition") the worldwide in vitro diagnostics business ( "Dade Chemistry" ) of E.I. du Pont de Nemours and Company. The operating results and acquired assets and assumed liabilities of the Chemistry Acquisition, which was accounted for as a purchase, have been reflected in the Company's consolidated financial statements since May 1, 1996.

  Effective October 1, 1997, Holdings acquired the stock and beneficial interests of various subsidiaries of Hoechst that operated its worldwide in vitro diagnostic business ("Behring"). The stock and beneficial interest was contributed to the Company effective October 1, 1997. The results of operations of Behring and the preliminary allocation of purchase price to the acquired assets and assumed liabilities after giving effect to certain contractual purchase price adjustments, as determined in accordance with the purchase method of accounting, have been reflected in the Company's consolidated financial statements since October 1, 1997.

  Note 2.   Inventories

  Inventories of the Company consist of the following (in millions):

                             December 31,    September 30,
                                 1997             1998
                             -------------   -------------
                                               (unaudited)
    Raw materials               $ 59.5            $ 52.8
    Work-in-process               64.0              55.5
    Finished products            149.0             163.2
                               -------            ------
    Total inventories           $272.5            $271.5
                                ======            ======

  Note 3.  Comprehensive Income

  Comprehensive income of the Company consists of the following (in millions):

                                             Nine months ended
                                               September 30,
                                             1997         1998
                                          -----------------------
                                                (Unaudited)
    Net income                             $  7.8        $39.4
    Other comprehensive income (loss)       (11.0)         5.5
                                           -------       -----
    Total comprehensive income (loss)      $ (3.2)       $44.9
                                           =======       =====

  Comprehensive income represents the sum of net income, the change in the cumulative translation adjustment and the unrealized loss on marketable securities.

  Note 4.Sales of Product Lines
  During the quarter ended September 30, 1998, the Company sold certain assets of its nonproprietary controls, Analyst clinical chemistry analyzer and Chlamydia product lines to separate buyers. Aggregate net sales proceeds in cash and notes totaled $36.4 million from the transactions, resulting in a net pre-tax gain of $5.1 million.



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

  Certain statements included in this document are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income, estimated Year 2000 expenditures, and cash flow and liquidity. Such forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic and business conditions, governmental and regulatory policies, and the competitive environment in which the Company operates. These and other risks are discussed in some detail below as well as in other documents filed by the Company with the Securities and Exchange Commission.

  Comparability
  Because of the inclusion of Behring operations, the Company's unaudited statements of operations and cash flows for the nine months ended September 30, 1998 are not comparable with the prior year period.

  Results of Operations

  Net Sales
  Net sales for the three months ended September 30, 1998 totaled $306.2 million, an increase of $102.1 million or 50.0% from the comparable period a year ago. This increase was primarily due to the inclusion of Behring sales in the current period. Adverse foreign currency exchange rates reduced sales in the current quarter by $5.1 million.

  Net sales for the nine months ended September 30, 1998 were $950.9 million, an increase of $338.7 million or 55.3% over the comparable period of 1997. This increase was due to the inclusion of nine months of sales from Behring operations in the current period offset partially by the adverse impact of foreign exchange rates of $24.3 million.

  Gross Profit
  Gross profit for the three months ended September 30, 1998 was $180.1 million as compared to $98.3 million reported in the comparable period of the prior year. The $81.8 million increase in gross profit in the current quarter was primarily attributable to the increase in net sales discussed above and improved margins. Gross margins for the current quarter increased to 58.8% as compared to 48.2% in the third quarter of 1997. The increase in gross margins is attributable to improved product mix and the realization of cost reductions resulting from the integration of Behring operations.

  Gross profit for the nine months ended September 30, 1998 totaled $565.8 million as compared to $304.8 million for the first nine months of 1997. The $261.0 million increase in gross profit over the comparable period in the prior year was due to the inclusion of nine months of Behring sales during 1998, improved margins resulting from improved product mix and the realization of cost reductions resulting from the integration of Behring operations. Gross margins for the nine months ended September 30, 1998 increased to 59.5% as compared to 49.8% for the comparable period in 1997.

  Marketing and Administrative Expense
  Marketing and administrative expense for the quarter totaled $119.7 million, as compared to $64.5 million for the comparable period of 1997. The increase for the three month period ended September 30, 1998 was primarily attributable to the Behring acquisition, including approximately $3.8 million of nonrecurring integration costs incurred to integrate the Behring operations into the Company. Additionally, the Company recorded $3.0 million of non-cash, stock-based compensation expense in the quarter.

  Marketing and administrative expense for the nine months ended September 30, 1998 totaled $373.7 million as compared to $197.9 million for the first nine months of 1997. The $175.8 million increase was primarily attributable to the Behring acquisition, including approximately $16.4 million of nonrecurring integration costs and $9.0 million of non-cash stock-based compensation expense.

  Research and Development Expense
  Research and development expense for the quarter ended September 30, 1998 was $22.4 million, an $11.3 million increase from the comparable period of 1997.

  For the first nine months ended September 30, 1998, research and development expenses totaled $66.9 million as compared to $34.7 million for the first nine months of 1997.

  The increase in research and development expense for the comparable quarter and nine month year over year periods is due to the inclusion of Behring research and development activities and higher investment in the core product lines.

  Operating Income
  Income from operations for the quarter ended September 30, 1998 totaled $36.2 million as compared to $21.3 million for the same period last year. The increase is due to higher sales volumes resulting from the inclusion of Behring operations, improved margins and cost synergies partially offset by nonrecurring integration costs of $3.8 million and $3.0 million of non-cash stock-based compensation expense.

  Income from operations for the nine months ended September 30, 1998 totaled $120.7 million as compared to $68.1 million for the same period last year. The increase is due to higher sales volume resulting from inclusion of Behring operations, improved margins and cost synergies partially offset by nonrecurring integration costs of $16.4 million and $9.0 million of non-cash, stock-based compensation expense.

  Other Income (Expense)
  For the three month period ended September 30, 1998, net interest expense was $20.6 million, a $2.2 million decrease over the same period 1997. For the nine month period ended September 30, 1998, net interest expense was $61.4 million, a $4.6 million decrease over the same period 1997.

  The decrease in net interest expense for the quarter and the nine months ended September 30, 1998 is attributable to lower overall levels of borrowing and lower interest rates on the Company's long-term debt.

  During the quarter ended September 30, 1998, the Company sold certain assets of its nonproprietary controls, Analyst clinical chemistry analyzer and Chlamydia product lines to separate buyers. The net pretax gain of $5.1 million from the sales was included in Other Income.

  Income Taxes
  The effective tax rate for the quarter and nine months ended September 30, 1998 was approximately 37%, which was consistent with the effective rate of 37% recorded for the quarter and nine month periods ended September 30, 1997.

  Net Income
  Net income for the three months ended September 30, 1998 totaled $12.1 million as compared to $5.6 million for the three months ended September 30, 1997. The increase was primarily attributable to the inclusion of three months of Behring operating results and cost synergies realized from the integration of Behring operations into the Company, offset by after-tax nonrecurring integration costs of $2.4 million and an after-tax charge of $1.9 million for non-cash, stock-based compensation expense.

  Net income for the nine months ended September 30, 1998 totaled $39.4 million as compared to $7.8 for the nine months ended September 30, 1997. The increase was primarily attributed to the inclusion of nine months of Behring operations and cost synergies realized from the integration of the Behring operations into the Company, offset by after-tax nonrecurring integration costs of $10.3 million and an after-tax charge of $5.7 million for non-cash, stock-based compensation expense.


  Liquidity and Capital Resources

  During the third quarter of 1998, working capital decreased $12.7 million to $354.0 million. The decrease in working capital was primarily attributable to the repayment of $30.0 million of long-term debt, which reduced the level of cash and cash equivalents.

  During the nine months ended September 30, 1998, working capital increased $20.0 million. This increase was primarily due to higher cash levels and an increase in trade receivables in Spain, principally because Spain trade receivables were not acquired in the Behring acquisition. Offsetting these increases in current assets were increases in short-term debt and accrued expenses, which were primarily timing related.

  Capital expenditures of the Company during the third quarter of 1998 were $22.1 million as compared to $8.5 million in the comparable period last year. The increase is attributable to three months of Behring activity included in the current quarter along with integration related capital spending of $1.2 million. On a current year to date basis, capital expenditures totaled $74.1 million compared to $32.6 million for the similar period in 1997. The year over year increase of $41.5 million is primarily attributable to the inclusion of nine months of Behring operations along with integration related capital spending of $6.8 million.

  Certain information systems in use today may not be able to interpret dates after December 31, 1999 because such systems allow only two digits to indicate the year in a date. As a result, such systems are unable, for example, to distinguish January 1, 2000 from January 1, 1900. Such inability to properly distinguish between dates could have adverse consequences on the operations of a business and the integrity of information processing. This potential problem is commonly referred to as the "Year 2000" or "Y2K" issue.

  The Company has completed a thorough review of its information systems and product offerings for Year 2000 issues. The scope of this review included information technology infrastructure components (such as hardware, operating systems and communication equipment), business application software, production and research equipment, laboratory products and associated applications, building and facilities systems, personal computers, and the status of all key suppliers' Year 2000 remediation efforts.

  Based on the results of the review, a formal plan has been established by the Company to address Year 2000 issues. Although the identification and successful remediation of all Year 2000 issues cannot be assured with absolute certainty, the Company expects a successful execution of the Year 2000 plan. The inability of the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and financial condition.

  The plan, which provides a process for periodic progress reporting on a site and region basis, prioritizes mission critical and urgent Year 2000 issues. Progress against the plan is meeting interim mileposts. To date, approximately 40% of the testing of modified applications has been executed. The majority of mission critical and urgent Year 2000 issues are planned to be remedied by the end of the second quarter of 1999, and all are expected to be resolved no later than the end of the third quarter of 1999. Contingency plans, as necessary, will be fully established beginning in the first quarter of 1999 for all remaining mission critical and urgent Year 2000 issues. To date, contingency plans for approximately 15% of issues have been developed.

  In connection with the resolution of Year 2000 issues, the Company expects to incur expenses during 1998 and 1999 of approximately $5.7 million and $25.6 million, respectively. However, there can be no assurance that these costs will not be greater than anticipated.

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

                                  DADE BEHRING INC.
                                  (Registrant)

  Date:   November 16, 1998       By: /s/ James W. P. Reid-Anderson
                                  James W. P. Reid-Anderson
                                  Executive Vice President,
                                  Chief Administrative Officer
                                  and Chief Financial Officer
                                  (Duly authorized Officer of Registrant)

                             Index to Exhibits

10.1 Eighth Amendment to Credit Agreement dated as of October 16, 1998 among Dade Behring Holdings, Inc., Dade Behring Inc., various lending institutions and Bankers Trust Company, as Agent.