Form 10-K405
period 1998-12-31
DADE BEHRING INC
filed 1999-03-29
CIK 942307

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

                  For the fiscal year ended December 31, 1998

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
    (State or other jurisdiction of      (I.R.S. EmployerIdentification No.)
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 19, 1999 was approximately zero. At March 19, 1999, there were 1,000 shares of Common Stock outstanding, all held by the registrant's parent, Dade Behring Holdings, Inc.

                      Documents Incorporated by Reference

                                     NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

   This information should be read in conjunction with the Consolidated Financial Statements included herein. Certain statements included in this discussion are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income levels, cash flow, Year 2000 remediation plans, and liquidity. Such forward-looking statements are based on Management's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from the results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to global economic and business conditions, governmental and regulatory policies, Year 2000 remediation actions of suppliers and others, and the competitive environment in which the Company operates.

Item 1. Business.

History

   The original predecessor company to Dade Behring Inc. ("Dade Behring" or the "Company", formerly Dade International Inc.), the Baxter Diagnostics division (the "Predecessor") of Baxter International Inc. ("Baxter"), was established in 1949 as part of the Dade County Blood Bank in Florida. The Predecessor initially distributed its blood products through American Hospital Supply Corporation ("AHS") and was subsequently acquired by AHS in 1956. Building upon its initial blood testing base, AHS initiated extensive research and development efforts in the routine chemistry/immunoassay markets of the emerging in vitro diagnostic testing industry. From 1983 to 1985, those R&D efforts culminated in the product introductions of the Stratus and Paramax instrument platform lines. AHS also expanded into the microbiology market and established the MicroScan product line through a series of acquisitions in the early 1980s. In 1985, Baxter acquired AHS.

   In December 1994, Bain Capital, Inc. ("Bain Capital") and GS Capital Partners, L.P. ("GS Capital") formed Dade Behring Holdings, Inc. ("Holdings", formerly Diagnostics Holding, Inc.) and acquired the Predecessor from Baxter (the "Dade Acquisition"), with the Company becoming a wholly-owned subsidiary of Holdings. The Company held established leadership positions in hemostasis and microbiology, strong routine chemistry/immunoassay market positions, and an extensive sales and service organization.

   In May 1996, the Company purchased (the "Chemistry Acquisition") the in vitro diagnostics business from DuPont, which had entered into the automated clinical chemistry market in 1968 with the introduction of the first random access automated chemistry analyzer in the world and whose installed base of routine chemistry instruments was and still is one of the largest in the world. The Chemistry Acquisition also provided the Company with world-class manufacturing capabilities, automation technology, and strong management processes for operations planning and product development.

   In October 1997, the Company acquired (the "Behring Combination") the in vitro diagnostics business ("Behring") of Hoechst A.G and was renamed Dade Behring. Behring was established in 1904 by Emil von Behring, the recipient of the first Nobel Prize in medicine. The Behring Combination provided complementary product lines for hemostasis and routine immunochemistry and significantly broadened the overall product line portfolio by adding leadership positions in plasma protein and drugs of abuse testing/therapeutic drug monitoring. Behring also provided expanded technology capabilities in platform development, assay development and the development of emerging technologies. The acquisition of Behring also extended the geographic scope of the Company's business.

   Dade Behring, a corporation organized under the laws of Delaware, has its principal executive offices located at 1717 Deerfield Road, Deerfield, Illinois 60015-0778; its telephone number is (847) 267-5300.

Industry--Overview

   In vitro (literally, "in glass") diagnostic ("IVD") tests are conducted outside the body and are used to identify and measure substances in patients' bodily fluids such as whole blood, blood plasma, serum, or urine, which enable physicians to diagnose, treat and monitor patients. The most common IVD tests are traditional routine clinical chemistry tests which measure glucose, cholesterol or sodium as part of routine blood checks. Other IVD tests measure bodily functions such as blood clotting ability and cardiac function, or measure the presence of infections or drugs. The wide range and important nature of these tests have established IVD testing as an integral part of the managed care environment, providing for accurate and timely patient diagnosis and treatment. Increasingly, IVD testing is being recognized as making a significant contribution to improving patient care and lowering total patient costs. IVD tests are performed in a number of different clinical settings including hospitals, reference laboratories, physicians' offices/ambulatory care centers and consumers' homes.

   The global IVD market is estimated at $18.4 billion, with the United States, Western Europe and Japan comprising approximately 41%, 33% and 13%, respectively. Management believes that the global IVD market will continue to grow due to a number of key favorable industry trends: 1) Demographic shifts resulting from the aging of the population and socio-economic improvements are expected to increase the overall level of demand for diagnostic testing. 2) Increased focus on lowering total healthcare expenditures will likely increase demand for diagnostic testing as an effective tool to improve patient outcomes and reduce the costs of misdiagnosis through earlier and more accurate diagnosis and patient monitoring. 3) Emerging markets will provide additional demand as economic improvements in these countries lead to increases in healthcare expenditures. 4) Technology improvements in new tests, pathogens and markers will result in the increased use of diagnostics to aid in the diagnosis of diseases. 5) Improvements in lower cost point-of-care/near-patient testing capabilities are expected to expand the application of diagnostic testing capabilities into non-laboratory settings (e.g. operating room, emergency room, acute care centers). 6) Increased automation of diagnostic instruments is expected to lower the overall cost of diagnostic testing and thereby increase accessibility and demand.

   IVD systems are composed of instruments, reagents, consumables, service and data management systems. Instruments typically have a five-year life and serve to automate repetitive manual tasks, improve test accuracy and speed results reporting. Reagents are liquid or powder chemical substances that react with the patient sample to produce measurable, objective results. The consumable accessories vary across application segments but are generally items such as tubes and stoppers used during test procedures. Both reagents and consumables are typically exclusive to their related instruments (thus, a "closed" system) and, therefore, generate significant ongoing revenues for suppliers. Sample handling and preparation devices, as well as data management systems are becoming increasingly important components of the IVD system. These system additions further reduce labor, improve safety and reduce cost through their automation benefits. Providing a total integrated system solution that is reliable and easy to use creates high switching costs and loyalty among customers who value consistency and accuracy in test results.

   Management believes that certain trends affecting the purchasers of IVD instruments, as well as the maturation of many IVD testing applications will drive further consolidation and globalization in the IVD industry. Over the past several years, an increasing number of domestic hospitals have formed into groups known as Integrated Health Systems in order to compete for patients, develop strategic alliances with suppliers and leverage specialized departments. The formation of these Integrated Health Systems, as well as the consolidation occurring among competitors in the independent reference lab market presents larger IVD suppliers with broad product and service offerings and multiple leadership positions with the opportunity to drive standardization of their products across all labs in a group. As testing applications mature in these and other laboratories, IVD suppliers will need to increase the scale of their operations and broaden the scope of their product lines in order to leverage worldwide sales, service and research and development infrastructures. Management believes that the Company, with its global reach and broad product portfolio, is well positioned to take advantage of these trends.

Industry--Served Markets

   The Company is the largest supplier of IVD products and services to clinical laboratories in the United States and the third largest IVD supplier to clinical laboratories in the world. Of the total estimated $18.4 billion global IVD market, the Company serves a $15.1 billion segment that consists of IVD instruments, reagents, consumables, service and data management systems targeted primarily at clinical laboratories and near-patient testing. Within the Company's served markets, the Company has global market leadership positions in six of the seven core product markets, which include routine chemistry/immunoassay, cardiac, hemostasis, plasma protein, microbiology, infectious disease diagnostics, and drugs of abuse testing /therapeutic drug monitoring ("DAT/TDM").

   IVD tests are conducted primarily in clinical laboratories, which include primarily hospital-based laboratories and reference laboratories (independent from hospitals). The Company's customer base consists of approximately 24,000 customers worldwide. The Company provides products and services to over 90% of U.S. hospital-based clinical laboratories and to the majority of reference laboratories worldwide.

   The Company manufactures and markets a broad offering of IVD products and services which includes: (i) instruments (approximately 11% of sales); (ii) reagents and consumables (approximately 86% of sales); and (iii) services (approximately 3% of sales). In total, the Company has a worldwide installed base of approximately 38,400 instruments. With a typical instrument life of five years, the Company's installed base of instruments generates annual revenue of approximately $30,000 per instrument from ongoing sales of reagents, consumables and service. More importantly, over 73% of the Company's instrument systems are "closed" systems, which require the exclusive use of Company reagents and consumables in order to run tests. As a result, the Company generates an attractive, stable and recurring stream of revenue from reagents, consumables and service contracts.

   A description of the Company's served markets is as follows:

 Routine Chemistry/Immunoassay

   Routine chemistry tests measure substances found in large concentrations in patients' blood, tissue, urine or other bodily fluids. These substances include cholesterol, glucose, iron and sodium and their concentration levels provide information on a patient's basic bodily functions. Routine immunoassay testing relies upon the properties of antibodies and antigens in the immune system as its key detection mechanism. Immunoassays (immunochemistry tests) measure relatively low concentrations of these substances found in blood. These tests are performed for pre- and post-surgical procedures and to monitor a patient's response to treatment and therapy. Historically, analyzers had been developed separately for routine chemistry and immunoassay testing. Today, high-volume tests are rapidly being consolidated to a single, heterogeneous platform which significantly improves overall laboratory productivity and costs.

   On average, hospitals operate two to three routine chemistry/immunoassay analyzers, which serve such roles as routine, STAT and specialty testing. These instruments are considered the workhorse of the clinical laboratory, accounting for up to 40% of all IVD tests performed in such laboratories and are characterized by their high throughput capabilities.

   Dade Behring has a broad range of routine chemistry/immunoassay instrument platforms, including the Dimension(R), Opus(TM), aca(R) and Paramax(R) instruments. Dade Behring has been a leader in workstation consolidation with the introduction of the heterogeneous module for the Dimension(R) RxL instrument, which allows the integration of highly sensitive immunoassay testing with routine chemistry onto one platform. With the Company's leadership position in workstation consolidation, the continued consolidation of routine chemistry/immunoassay testing onto a single platform represents a significant growth opportunity for the Company. The Company has a comprehensive test menu of approximately 100 tests and is currently developing over 40 additional chemistry and immunoassay tests.

 Cardiac

   The Company's cardiac business is focused on immunoassay platforms targeted at cardiac diagnostics. The cardiac market is one of the highest growth segments of the broader immunoassay market, growing at 22% annually. Dade Behring is the global market share leader in the high growth cardiac segment and was one of the first to introduce a widely adopted testing system for the cardiac enzymes Troponin I, CKMB and Myoglobin. The combination of rapid and accurate tests for Troponin I, CKMB and Myoglobin has allowed for rapid diagnosis of cardiac disease and has enhanced the physician's ability for triage and diagnosis of chest pain in patients. Through its 12-year research collaboration with one of the leading U.S. cardiac marker institutions, George Washington University, the Company continues to innovate and introduce new products in the cardiac segment.

   The Company's Stratus(R) CS Cardiac system, launched in late 1998, represents the industry's first quantitative near-patient cardiac instrument. The Stratus(R) CS system rapid result time (13 minutes), accuracy, test menu breadth and its direct correlation to central laboratory test results on the Dimension(R) and Opus(TM) instrument platforms creates a strong competitive advantage for the Company. The Stratus(R) CS system also offers significant cost savings for healthcare providers. Currently, the average cost to rule out myocardial infarction in a patient with chest pain ranges from $1,300 to $5,600. Stratus(R) CS can achieve a result in 13 minutes which saves significant time over conventional diagnostic measures, which reduces hospital lengths of stay, avoids unnecessary testing and thereby reduces healthcare costs significantly. Additionally, the Stratus(R) CS system also reduces expenses related to unstable angina, a very common form of cardiac disease, by offering testing for a new, second-generation Troponin I marker which is a highly sensitive marker of unstable angina. The new, second-generation Troponin I marker can serve as a rule-in diagnostic procedure which would expedite follow-up treatment. The Stratus(R) CS system positions the Company well in both the near-patient and central laboratory cardiac market.

 Plasma Protein

   Plasma protein instrument systems test serum, plasma, urine or cerebral spinal fluid to help both diagnose diseases such as coronary heart diseases and rheumatic diseases as well as to detect disorders such as tumors, renal failure and malnutrition. Plasma protein tests are conducted on two types of instrument platforms. The majority of plasma protein tests are run on dedicated nephelometers such as the Company's BN(TM)II instrument; some laboratories, however, also run tests on routine chemistry/immunoassay analyzers such as the Company's Dimension(R) instrument.

   The Company is the market leader in the worldwide plasma protein market. The Company offers four dedicated plasma protein instruments: the BN(TM)II and BN(TM)A instruments, targeted at large, high volume hospital and commercial laboratories; the BN100 instrument, sold to small to medium sized labs; and the TurbiTime(TM)System, a manual instrument sold to small hospitals and private labs. The BN(TM)II, a large, highly automated instrument, was released in late 1996 and has proven to be a successful upgrade path for former customers of the BN(TM)A and BN(TM)100 instruments who are striving to reduce lab costs and increase actual testing throughput. The Company's instruments offer up to 60 assays which cover the complete spectrum of plasma protein tests. The Company is launching a new instrument in the fourth quarter of 1999, the BN ProSpec(TM), which will be targeted at the small to medium size customer group.

   The Company's focus on expanding its plasma protein business has led to the development of the broadest portfolio of plasma protein products in the market, allowing it to target customers of all sizes and usage profiles. In addition, the Company has been able to further leverage its expertise in assay development on dedicated nephelometers by offering plasma protein assays for the routine chemistry/immunoassay analyzer market. The Company is also working to grow the plasma protein market by developing new markers for disorders such as malnutrition.

 Microbiology

   Dade Behring's MicroScan business serves a market that consists of identification/antimicrobial susceptibility testing ("ID/AST") instruments, reagent panels, data management systems, disposable accessories and service. Microbiology laboratories use ID/AST products to identify infection-causing bacteria (e.g., strep and staph) and to determine the minimum concentration of antibiotic (e.g., erythromycin and ampicillin) necessary to inhibit or kill the bacteria. This information is critical to the optimum management of patient therapy. Microbiology systems are "closed," meaning that reagents and consumables can only be used on the instruments for which they were produced. Continued evolutions in the microbiology testing market have been driven primarily by advances in automation, new antibiotics, the complexity of various microbes, and the increasing resistance of microbes to antibiotics.

   The Company manufactures and markets both manual and automated ID/AST products. MicroScan's premier instruments are the WalkAway(R)-40 and the WalkAway(R)-96, fully automated instruments that use patented dry reagent panels to conduct bacterial identification and susceptibility testing at the same time.

   The Company is the global leader in automated ID/AST microbiology systems and has been able to maintain its leadership position in the microbiology market by focusing on continuous instrument and panel product enhancement and high growth international markets, as well as by upgrading its instruments to help laboratories reduce their overall costs. In the United States, the Company continues to secure business through the promotion of its conventional panels, testing devices which produce more accurate results than competitive systems, and through the placement of its pharmLINK(TM) systems, which provide pharmacists, microbiologists and physicians with better information for the management of antibiotic therapy. Because antibiotics represent approximately 30% of a typical hospital's drug budget, the potential for significant cost savings will continue to drive the use of the pharmLINK(TM) system as an important data management tool. In the future, the Company expects to continue to aggressively develop international markets. Many international markets rely predominately upon manual systems--creating a significant opportunity for MicroScan as customers move to more efficient automated systems. In addition, as hospitals outside the United States continue to build the necessary information systems infrastructure, the Company expects to develop new versions of the pharmLINK(TM) system that are specific to a country's needs.

 Infectious Disease Diagnostics

   Infectious disease instrument systems test serum, plasma or cerebral spinal fluid for the presence of infectious microorganisms. This segment of Dade Behring's business consists primarily of virology testing, including HIV and hepatitis testing. The Company is devoting significant R&D investments in infectious disease diagnostics in order to develop a next-generation infectious disease diagnostics platform which will have the capability of leveraging both immunoassay and nucleic acid diagnostic technology.

   Dade Behring has a strong niche position in infectious disease diagnostics as well as an aggressive ongoing development program in advanced diagnostics. Dade Behring has also built strong market share positions in key European markets. In addition, the Company possesses a strong intellectual property position for HIV-O, a new variant of HIV recently discovered. Due to the increased prevalence of HIV-O, any future HIV test platform will have to include HIV-O to offer full HIV testing capability. The Company continues to invest in expanded test menu capabilities on its existing instrument line and has launched the new Quadriga(TM) platform, that allows the Company to better serve the high volume customer segment. Finally, the Company has made significant investments in nucleic acid diagnostic technologies, including branch migration inhibition (BMI).

 Hemostasis

   Hemostasis testing measures a patient's ability to form and dissolve blood clots, a critical factor in the stabilization of the cardiovascular system. Hemostasis testing can be segmented into routine screening and specialty tests. Routine hemostasis tests are typically performed before and during surgical procedures.

Hemostasis testing is also essential in post-surgical treatments for patients with cardiovascular disorders (e.g., monitoring treatments to "thin" the blood) and for patients with coagulation disorders (e.g., hemophilia). Specialty tests are performed to further characterize congenital disease states. Market growth is expected to come from a continued growth in the number of surgeries performed as well as from new hemostasis tests which more accurately measure blood clotting and provide for improved patient treatment.

   The Company pioneered the field of hemostasis and continues to maintain a global leadership position through its commitment to innovation and its development of new and improved products and services. The Company offers the industry's broadest range of instrument platforms and tests, both routine and specialty, to meet the needs of customers from small hospitals to large reference labs. The Company has a strong history of instrument product development, and has introduced two new systems (the BCS and BCT) over the past three years. The Company is capitalizing on an emerging near-patient technology opportunity with the introduction of a novel system for monitoring platelet function, which is an essential component of primary hemostasis. Platelet testing today is performed manually, with Dade Behring offering the only automated system in the market. The Company believes this will be a high-growth market as new anti-platelet therapies are developed and introduced.

 Drugs of Abuse Testing/Therapeutic Drug Monitoring ("DAT/TDM")

   Drugs tests are used to measure the level of therapeutic drugs ("TDM") or drugs of abuse ("DAT") in either blood or urine. TDM tests assist physicians in ensuring that the level of therapeutic drugs patients receive do not exceed safe ranges in the bloodstream. An example of a TDM application is testing performed on transplant patients to monitor the level of immunosuppressive drugs that they are given. Drugs of abuse tests screen for the use of illicit substances such as cocaine and marijuana. Because of their range of application, drugs tests are used at a variety of sites, from clinical laboratories to employers' offices. Drugs tests are also conducted on multiple platform types, including the Company's ETS(R) dedicated immunoassay instrument platform, as well as its Dimension(R) clinical chemistry/immunoassay analyzers.

   The Company manufactures a wide range of products under the Syva(R) brand name in the drugs market, including both dedicated instruments, as well as a line of over 40 reagents, which it markets to both clinical and non-clinical laboratories. Syva(R) is the world leader in DAT testing and is also a leader in DAT innovation, with the broadest menu of assays available and a large pipeline of new tests. The Company's test for LSD was chosen over the competition for use by the United States military. In order to increase the convenience of testing for its customers, the Company is developing new DAT sample collection technologies, such as a patch that detects drugs from sweat rather than urine. In addition, the Company is taking advantage of the trend in diagnostics toward testing at the point-of-care by launching the Syva(R) Rapid Test(TM) product line, a self-contained, unitized test device. The Company also has a strong position in the TDM market with an especially strong position in the high growth immunosuppressives market. The Company has been successful at developing tests for immunosuppressive drugs; it was the first to market a research-use only test for MPA and acquired a license to test for FK506.

   The Company's plans for growth in the drugs market center on expanding the scope of its testing platforms and assays, as well as international expansion. In order to take advantage of the growing need for drug tests, the Company has been rapidly developing new sample collection methodologies and point-of-care devices. The Company is also taking advantage of the market potential for tests on non-dedicated platforms by extending its OEM relationships with manufacturers of routine chemistry/immunoassay analyzers. In addition, growth opportunities exist for the Company outside of the United States, where drug testing is currently less well penetrated. For example, the Company has had discussions with the governments of Germany and France to use its testing devices on people involved in car accidents.

 Other Served Markets

   Immunohematology. Dade Behring immunohematology and related products are typically used by hospital laboratories and blood donor centers to classify blood products for use in transfusion procedures. The immunohematology line consists of immunohematology reagents and base laboratory equipment such as cell washers and automated centrifuges.

   Integrated Services(TM) Division. The Company believes its Integrated Services(TM) Division ("ISD") organization is one of the largest service organizations in the industry with over 1,200 product and service specialists worldwide. This organization provides in-warranty and out-of-warranty service on the Company's approximately 38,400 instruments and provides service on a third-party basis to other medical instrument companies. All of the Company's field service personnel are trained in the technical aspects of one or more of the Company's major instrument systems. In the United States, this field service organization provides rapid (usually within six hours), on-site service to the Company's entire customer base. In the United States, the Company also maintains a telephone-based, in-house technical support and customer service group of over 160 people to provide troubleshooting and other user help, which leverages the higher cost of on-site service.

   Third Party Product Distribution. The Company distributes various products for third party manufacturers in select markets where it can leverage its existing distribution network.

Research and Development

 Overview

   Within the IVD industry, the Company has established a track record of innovation and timely product introduction. The Company maintains an active research and development program focused on the development and commercialization of products which both complement and update its existing product offerings. In each of its core product lines, research and development was instrumental in the development of key technologies which have helped to create strategic product advantages. At December 31, 1998, there were approximately 675 employees involved in the Company's product development efforts.

   Dade Behring spent an average of 10% of revenues over the last three years on R&D for its core product lines, with some product lines reaching 20% of sales. Furthermore, the Company's hemostasis instrument manufacturing partners have made considerable investments in instrument and technology upgrades in collaboration with the Company.

   The Company's project portfolio development process ensures that priority spending is matched with strategies and core competencies. The project development process employs a market-driven, milestone-based, phase gate process to support projects from concept to post-commercialization. In addition, the Company has a strong quality management system that is the foundation of its technical product development capabilities.

   To provide focus for growth and profit enhancement, research and development activities are grouped into two primary categories: platform development and test menu development across all product segments. In addition, Dade Behring has identified specific growth opportunities in near-patient/point-of-care testing and advanced diagnostics development.

   In addition to the product development areas described below, Dade Behring has an active program in place to seek and establish alliances. The Company has an alliance with Sysmex Corporation (formerly TOA Medical Electromics Co., Ltd.), a leading Japanese manufacturer of medical instruments, to produce a variety of hemostasis instruments.

 Central Lab Platform Development

   The Company is committed to continue investing in new platforms to maintain and enhance its competitive advantage. Management believes that clinical laboratories are increasingly looking to IVD suppliers to help them reduce labor costs, the largest cost component in the laboratory. Among the activities that drive labor costs are sample preparation, instrument setup, throughput and maintenance, manual data entry and manipulation, and the verification and reporting of results. The Company has been a leader in laboratory productivity and workstation automation and is engaged in a broad range of platform development programs that will further automate the laboratory and reduce total laboratory costs.

   In the routine chemistry/immunoassay segment, the Company created the industry's first platform capable of performing highly sensitive heterogeneous immunoassays along with routine clinical chemistry, specialty tests, electrolytes and metabolites with the Dimension(R) RxL instrument platform. The Company is investing to maintain its leadership in laboratory productivity with additional platform enhancements including an integrated centrifugation technology to reduce excess sample handling and transportation time, sensor-based technology to enhance instrument efficiency and a number of additional features that will enhance the product offering.

   The Company also markets two new high-end automated platforms, one for the Plasma Protein product line, the second for the Hemostasis segment. Current new product initiatives include platform systems that are designed to meet the needs of the small to mid-size volume customer for the Plasma Protein and Hemostasis product lines.

   In addition to improvements in the existing portfolio of instruments, the Company continues to seek out new opportunities through the focused development of certain niche instruments. Such products include the recently introduced Platelet Function Analyzer (PFA-100) instrument, which automates the testing and quantifiable measurement of platelet function. Like most IVD instruments, the PFA-100(R) instrument uses proprietary reagents and consumables designed exclusively for this instrument. The Company has also developed and launched the Stratus CS(R) instrument, which is designed to address the need for rapid measurement of cardiac-specific markers in the emergency room and other near-patient care environments, as well as in the central laboratory.

 Test Menu Development

   Once the Company places an instrument, the development of new reagents to conduct additional tests represents a highly leveraged growth opportunity. The Company's large installed base of approximately 38,400 instruments thus represents significant potential for the Company's new reagent development efforts. The Company is currently developing a series of highly sensitive immunoassays for the Dimension(R) RxL instrument platform. It is also increasing the specialty tests on this system with incremental plasma protein methods as well as new drugs of abuse assays.

   For the specialty and niche platforms a number of new tests are under development. For example, additional acute care markers for the Stratus(R) CS instrument, new protein markers such as soluble transferrin receptor, an important new anemia test, for the plasma protein systems and new and updated identification and antibiotic susceptibility panels for the microbiology platforms are being developed. The Company also has a significant investment in assays for the new infectious disease diagnostics platform. The Syva group is developing a series of TDM assays for immunosuppressive drugs important for the ongoing treatment and maintenance of organ transplant patients.

 Near-Patient/Point-of-Care Development

   Dade Behring has identified near-patient testing and point-of-care testing as emerging growth opportunities in diagnostics. The Company invests significantly across various segments of the near-patient market and has the leadership position in the point-of-care cardiac segment today. Recent product introductions include the successful 1997 launches of the Syva(R) Rapid Test, the PFA-100(R) instrument and the recently launched next-generation Stratus(R) CS cardiac instrument. Furthermore, Dade Behring is evaluating alternatives to leverage its global hemostasis position in the point-of-care market.

Customers

   The Company has a broad customer base that includes primarily hospital and reference laboratories. The Company sells its products worldwide and derives 47% of its revenue from outside the United States. No end-consumer represents more than 4% of the Company's sales. Sales to Allegiance Healthcare Corporation, the Company's U.S. distributor for certain product lines, represented 17% of the Company's sales.

Sales, Distribution and Marketing

   The Company maintains twelve sales offices in the U.S. and thirty-eight sales offices outside the U.S. and employs over 2,300 people in its worldwide sales group, comprised of field sales representatives, managers, clinical application specialists ("CASs") and field service representatives. Field sales representatives are the traditional salesforce and are organized by product line. The CASs provide troubleshooting in the field, customer training, and conduct workshops and seminars. The CASs are also organized by major product lines. Field service representatives install instruments at customer locations and provide maintenance and service work on the instruments. In addition, the Company utilizes twelve distributors outside of the U.S.

   The Company maintains a dedicated Health Systems sales team in the U.S. that is exclusively focused on leveraging the Company's broad product line capabilities with Integrated Health Systems. Integrated Health Systems are large hospital networks in integrated delivery systems and represent an increasingly important portion of the customer base. The Health Systems sales team is focused on the top Integrated Health System accounts and provide overlay support for the sales representatives.

   In the United States, this sales organization works closely with the Company's chief domestic distributor, Allegiance Healthcare Corporation ("Allegiance"). Allegiance provides routine distribution and delivery functions such as order entry, invoicing, customer service, database management and physical warehousing and delivery. Chemistry and Syva products are sold directly to customers in the U.S. without a distributor.

   In addition to its worldwide sales group, the Company employs approximately 350 marketing personnel worldwide with extensive knowledge and understanding of industry issues, market trends, customer needs and competitive dynamics.

Instrument Placements

   The Company's instruments range in retail price from $20,000 to $175,000. Globally, approximately one-third of the Company's instrument placements in 1998 were sold to customers, approximately one-third were sold through third-party lessors and the remainder were financed directly by the Company.

   The Company offers customers a variety of financing options designed to offset the large up-front capital outlay necessary to purchase an IVD instrument. The two most common financing methods are (i) third-party leasing, and (ii) reagent rental agreements in which Dade Behring retains title to the instrument and recoups the cost via premiums on its reagents.

Intellectual Property

   The Company owns over 3,750 United States and non-U.S. patents, and has hundreds of patent applications currently pending in the United States and abroad. These patents and patent applications cover a broad base of technology relating to the Company's MicroScan(R), Stratus(R), Syva(R), Dimension(R), Opus(TM), aca(R), Hemostasis and Plasma Protein product lines as well as technology which has yet to be commercialized. The Company also licenses certain patents and other intellectual property from third parties. In addition to its extensive patent portfolio, the Company possesses a wide array of unpatented proprietary technology and know-how.

   The Company owns over 2,000 United States and non-U.S. registered trademarks and service marks, including the Company's well known and respected Syva(R), MicroScan(R), Stratus(R), and Dimension(R) brand names. In addition, the Company has hundreds of applications for registration of trademarks and service marks pending in the United States and abroad. The Company also owns several United States copyright registrations.

   In the aggregate, these patents, patent applications, trademarks, copyrights and licenses are of material importance to the Company's business. However, the Company believes that no single patent, trademark or copyright (or related group of patents, trademarks or copyrights) is material in relation to the Company's business as a whole.

Employees

   As of December 31, 1998 the Company had approximately 6,600 full-time and part-time employees, 3,850 in the United States (including Puerto Rico), 2,200 in Europe, 250 in Japan and 300 in other locations around the world. The Company also contracted with approximately 600 temporary employees as of December 31, 1998.

Environmental, Health and Safety Matters

   The Company is subject to Federal, state, local and foreign environmental laws and regulations and is subject to liabilities and compliance costs associated with the handling, processing, storing and disposing of hazardous substances and wastes. The Company's operations are also subject to federal, state, local and foreign occupational health and safety laws and regulations. The Company devotes resources to maintaining environmental compliance and managing environmental risk and believes that it conducts its operations in substantial compliance with applicable environmental and occupational health and safety laws and regulations. Nonetheless, from time to time, the operations of the Company may result in noncompliance with environmental or occupational health and safety laws or liability pursuant to such laws. The Company expects to incur approximately $0.2 million in capital expenditures for environmental controls in the current fiscal year to upgrade the heating plant at its Dudingen facility in Switzerland to conform to local air emission limits. The Company does not expect to incur material capital expenditures for environmental controls in the succeeding fiscal year.

Item 2. Properties.

   The Company provides its customers with high quality products by controlling each stage of production. Below is an overview of the Company's manufacturing facilities including key products manufactured:

                                   Floor
                          No. of Area (Sq.
        Location          Sites    Ft.)    Owned/Leased            Products
        --------          ------ --------- ------------ ------------------------------
Duedingen, Switzerland..     2     184,700    1 Owned          Immunohematology
                                             1 Leased

Miami, Florida..........     1     203,000      Owned            Hemostasis,
                                                        Routine Chemistry/Immunoassay

Sacramento, California..     2     236,900    1 Owned            Microbiology
                                             1 Leased

Glasgow, Delaware.......     1     447,000      Owned              Cardiac,
                                                        Routine Chemistry/Immunoassay

Brookfield, Connecticut.     1     100,000     Leased              Cardiac,
                                                        Routine Chemistry/Immunoassay

Cupertino, California...     1     110,000     Leased      Drugs of Abuse Testing,
                                                         Therapeutic Drug Monitoring

Marburg, Germany........     3     320,000    1 Owned    Hemostasis, Plasma Protein,
                                             2 Leased   Infectious Disease Diagnostics

Kawagoe, Japan..........     1      29,000     Leased           Plasma Protein
                           ---   ---------
                            12   1,630,600
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

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

   None.

Item 6. Selected Financial Data.

   Set forth below are selected historical financial data of the Predecessor and the Company as of the dates and for the periods shown. The selected historical financial data, except for the Predecessor's data, were derived from the Company's financial statements, which, except for data as of December 31, 1994, 1995 and 1996 and for the period from December 17, 1994 through December 31, 1994 and the year ended December 31, 1995, are included elsewhere in this Form 10-K. The selected historical financial data for the period from January 1, 1994 through December 16, 1994 were derived from the Predecessor's financial statements, which were audited and do not appear in this Form 10-K. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Form 10-K.

                               The
                          Predecessor(1)                             Company(1)
                          -------------- ---------------------------------------------------------------------
                                          Period from
                          --------------------------------------------
                            1/1/94 to     12/17/94 to     1/1/94 to
                             12/16/94    12/31/94(2)(3) 12/31/94(2)(3) 1995(2)(3) 1996(6)   1997(7)   1998(8)
                          -------------- -------------- -------------- ---------- --------  --------  --------
                                                        (dollars in millions)
Net sales...............      $650.6         $19.0          $669.6       $614.3   $  795.8  $  980.5  $1,285.2
Cost of goods sold......      $391.4         $18.6          $410.0       $368.6   $  444.1  $  654.1  $  529.4
Gross profit............      $259.2         $ 0.4          $259.6       $245.7   $  351.7  $  326.4  $  755.8
Marketing and
 administration
 expenses...............      $173.2         $ 2.4          $175.6       $171.1   $  255.5  $  366.8  $  513.9
Research and development
 expenses...............      $ 33.4         $ 1.1          $ 34.5       $ 26.5   $  138.0  $   61.7  $   88.2
Goodwill amortization
 expense (credit).......      $  2.6         $(0.1)         $  2.5       $ (0.4)  $    3.3  $    5.4  $    5.4
Restructuring and
 downsizing costs (4)...      $  --          $ --           $  --        $  --    $   15.0  $   40.1  $   (4.5)
Income (loss) from
 operations.............      $ 50.0         $(3.0)         $ 47.0       $ 48.5   $  (60.1) $ (147.6) $  152.8
Extraordinary items (5).      $  --          $ --           $  --        $  --    $  (25.0) $    --   $    --
Net income (loss).......      $ 35.8         $(1.9)         $ 33.9       $ 12.7   $ (105.3) $ (142.6) $   43.5
                                                                            December 31,
                                                        ------------------------------------------------------
                                                             1994         1995      1996      1997      1998
                                                        -------------- ---------- --------  --------  --------
Total assets..........................................      $696.2       $550.9   $1,005.1  $1,510.4  $1,533.4
Long-term liabilities.................................      $300.3       $297.9   $  807.9  $  875.1  $  815.6

--------
(1) The financial data of the Predecessor and the Company were prepared on different bases of accounting.
(2) Financial data for the period from December 17, 1994 to December 31, 1994 and for the year ended December 31, 1995 exclude the results of the Burdick & Jackson and Bartels product lines, which were reflected as "Net assets held for sale."

(3) The Company's stockholder's equity and net loss for the period December 17, 1994 through December 31, 1994 includes a non-recurring pre-tax charge relating to the application of purchase accounting for a partial write-off of $5.6 million to cost of goods sold related to the write-off of the $46.0 million of allocated purchase price made to record acquired finished goods and work-in-process inventory at fair market value. The Company's stockholder's equity and net income for the year ended December 31, 1995 include the non-recurring pre-tax write-off of the remaining $40.4 million of the inventory write-up discussed above.
(4) In 1996, a $15.0 million restructuring charge was recorded related to a plan to eliminate redundancies and rationalize production capacity in connection with the Chemistry Acquisition. In 1997, the Company recorded a $40.1 million restructuring charge to consolidate manufacturing and distribution operations and eliminate redundant sales, service and administrative functions. In 1998, $4.5 million of the 1997 reserve was determined to be excess and was reversed.
(5) Two extraordinary charges totaling $25.0 million after tax were made to record the costs associated with the repurchase of the original 13% senior subordinated notes due 2005 and the write-off of previously deferred financing fees.
(6) The pre-tax loss for the year ended December 31, 1996 reflects the following pre-tax charges resulting from purchase accounting for the Chemistry Acquisition and other items: (i) a charge to cost of goods sold for $24.8 million of allocated purchase price to record work-in-process and finished goods inventories to fair market values, (ii) a $15.0 million restructuring charge designed to lower operating costs, increase efficiency, and eliminate redundant operations, (iii) a $98.1 million charge to research and development expense for acquired research and development projects which do not have alternative applications or separable economic value, and (iv) a $9.5 million charge to cost of goods sold to establish a reserve for excess spare parts inventories related to the Paramax(R) product line.
(7) The net loss for the year ended December 31, 1997 reflects the following pre-tax charges resulting from application of purchase accounting for the Behring Combination related to the following: (i) a charge to cost of goods sold for $171.4 million of allocated purchase price to record acquired finished goods and work-in process inventories to fair market values, (ii) a $40.1 million restructuring charge to consolidate manufacturing and distribution operations and eliminate redundant sales, service and administrative functions, (iii) a $1.1 million charge to research and development expense for acquired research and development projects which do not have alternative applications or separable economic value, (iv) $33.5 million of charges related to distribution costs, increased inventory reserves resulting from plant closures and non-core product transition costs, (v) $11.4 million of stock-based compensation charges related to grants of stock options and purchase rights, and (vi) $2.0 million of integration costs associated with the Behring Combination.
(8) Net income for the year ended December 31, 1998 reflects the following pre-tax charges: (i) $13.1 million of stock-based compensation charges related to grants of stock options and purchase rights, (ii) $24.6 million of integration costs associated with the Behring Combination, and (iii) $5.4 million in non-recurring Year 2000 ("Y2K") costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparability

   Comparisons drawn from the Company's Consolidated Financial Statements for 1996 through 1998 are impacted by the Chemistry Acquisition effective May 1, 1996 and the Behring Combination effective October 1, 1997. These transactions were accounted for under the purchase method of accounting and accordingly, their respective results have been included in the Consolidated Financial Statements from the date of acquisition. Certain significant purchase accounting-related and other items impacting comparability include, but may not be limited to:

 1998

  . $13.1 million of stock-based compensation charges were recorded related to grants of stock options and purchase rights.

  . $24.6 million of integration costs associated with the Behring
    Combination.

  . $5.4 million of non-recurring Year 2000 ("Y2K") costs.

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

  . $1.1 million was charged to research and development expense upon consummation of the Behring Combination pertaining to purchase price allocated to acquired research and development projects that have no alternative future use.

  . $33.5 million of charges were recorded including $12.2 million charged to cost of goods sold primarily for distribution costs and increased inventory reserves resulting from the Miami plant closure actions and $21.3 million charged to marketing and administrative expense related primarily to the transition of the Stratus(R) non-cardiac and Paramax(R) product lines.

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

  . A $9.5 million charge to cost of goods sold was recorded to establish a reserve for excess spare parts inventories related to the Paramax(R) product line. This non-cash charge was a direct result of the Chemistry Acquisition and the decision to designate the Paramax(R) product line as non-core.

  . The elimination of the reporting period lag for the Company's international operations added $12.3 million to the sales for the year ended December 31, 1996. The change in reporting period did not significantly impact earnings.

Results of Operations

 1998 Compared to 1997

   Net sales for 1998 totaled $1,285.2 million as compared to $980.5 million in 1997. The $304.7 million or 31.1% increase over 1997 was attributable primarily to the inclusion of a full year of sales from the Behring

Combination versus three months of sales in 1997. The strong U.S. dollar reduced sales outside of the U.S. by $5.2 million in 1998 versus 1997.

   Gross profit for 1998 totaled $755.8 million compared to $326.4 million in 1997. Excluding the $14.6 million of non-recurring costs related to the Behring integration, 1998 gross profit was $770.4 million. Gross profit for 1997 totaled $510.0 million, exclusive of the $171.4 million purchase accounting inventory step-up and the $12.2 million charge related primarily to distribution costs and to increased inventory reserves resulting from the Miami plant closure actions. Exclusive of the above impacts, gross profit increased $260.4 million or 51.1% over 1997, with gross margins improving to 59.9% as compared to 52.0% in 1997. This increase was attributable primarily to the inclusion of a full year of operations from the Behring Combination versus three months of operations in 1997, the ongoing realization of manufacturing cost reductions initiated as a result of the combination and a favorable shift toward higher margin products.

   Marketing and administrative expense for 1998 totaled $513.9 million as compared to $366.8 million in 1997. During 1998 $8.6 million of non-recurring costs related to the Behring integration were included in marketing and administrative expenses. Marketing and administrative expense for 1997 included $21.3 million of non-recurring charges primarily related to the transition of non-core product lines. Exclusive of the above impacts, the $159.8 million or 46.3% increase over 1997 was attributable primarily to the inclusion of a full year of operations from the Behring Combination versus three months of operations in 1997, offset by cost reduction programs initiated as a result of the combination.

   Research and development expense for 1998 totaled $88.2 million, or $86.9 million exclusive of $1.3 million of non-recurring costs related to the Behring integration. Research and development expense for 1997 totaled $60.6 million, exclusive of the $1.1 million purchase accounting write-off of in-process research and development projects related to the Behring Combination. Exclusive of the above impacts, the $26.3 million or 43.4% increase over 1997 was attributable primarily to the inclusion of a full year of operations from the Behring Combination versus three months of operations in 1997, and increased investment in new products offset by cost synergies related to eliminating overlapping or redundant R&D projects. Research and development expenditures are primarily focused on the development of new instrument platforms, expansion of test menus and investment in advanced diagnostics and point-of-care technologies.

   The restructuring credit of $4.5 million in 1998 related to the reversal of excess severance charges initially established in 1997, as a result of higher than projected levels of employee turnover at the Company's Miami facility (see also Note 10 to the Consolidated Financial Statements).

   Net interest expense for 1998 totaled $80.5 million as compared to $87.8 million in 1997. The $7.3 million or 8.3% decrease was attributable primarily to lower borrowing rates.

   Other income of $5.6 million in 1998 includes gains of $2.4 million for the sale of two non-strategic businesses and $2.9 million for the sale of a former manufacturing facility in Miami.

   Pre-tax net income for 1998 totaled $77.9 million as compared to a pre-tax net loss of $226.4 million in 1997. The pre-tax net loss in 1997 was attributable primarily to the effects of purchase accounting, restructuring charges, non-recurring operating charges, incremental and duplicative operating costs and integration costs.

   Income tax expense of $34.4 million (an effective rate of 44.2%) was recorded in 1998. At December 31, 1998, the Company had net deferred tax assets of $375.3 million. In assessing the realizability of the deferred tax asset, management has analyzed the Company's forecast of future taxable income by jurisdiction and other relevant factors and has concluded that recoverability of the net deferred tax asset is more likely to occur than not.

   For the year ended December 31, 1998, the Company had net income of $43.5 million, as compared to a net loss of $142.6 million in 1997. The net loss in 1997 reflects the impacts of purchase accounting, restructuring charges, non-recurring operating charges, incremental and duplicative operating and integration costs.

   Earnings before interest, taxes, depreciation, amortization, non-cash stock-based compensation expense, non-recurring integration expenses, other non-recurring operating charges and other non-cash charges (EBITDA) for 1998 totaled $258.6 as compared to $176.0 million in 1997. The $82.6 million or 46.9% increase over 1997 was attributable primarily to the inclusion of a full year of operations from the Behring Combination versus three months of operations in 1997 and realization of cost synergies from the integration of Behring operations. EBITDA, which is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, represents the sum of net income, depreciation and amortization, non-cash stock-based compensation expense, non-recurring integration expenses, and other non-recurring operating charges and other non-cash charges. EBITDA should not be considered as a substitute for net income as a measure of a Company's operating results or to cash flows as a measure of liquidity.

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

   Gross profit for 1997 totaled $510.0 million as compared to $386.0 million in 1996, after adjusting for the following items impacting comparability; in 1996, the $24.8 million purchase accounting inventory step-up impact, and the $9.5 million charge to establish a reserve for excess Paramax(R) spare parts inventories recorded and in 1997, the $171.4 million purchase accounting inventory step-up and the $12.2 million charge related primarily to distribution costs and to increased inventory reserves resulting from the Miami plant closure actions recorded in 1997. The $124.0 million increase in gross profit over 1996 exclusive of the above impact was due to the inclusion of twelve months of results of the Chemistry Acquisition, as compared to only eight months of activity in 1996, three months of results of the Behring Combination, as well as the ongoing realization of manufacturing cost reduction initiatives and a shift toward higher margin products. The strong U.S. dollar reduced gross profit by $24.9 million in 1997 versus 1996. Gross margins for 1997 improved to 52.0% as compared to 48.5% in 1996 exclusive of the above adjustments.

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

   Research and development increased by $20.7 million or 51.9% in 1997 as compared to 1996 exclusive of $98.1 million purchase accounting write-off of in-process research and development projects related to the Chemistry Acquisition in 1996 and the $1.1 million purchase accounting write-off of in-process research and development projects related to the Behring Combination in 1997. The increase is attributable to twelve months of operations from the Chemistry Acquisition as compared to only eight months of activity in 1996, three months of operations from the Behring Combination, offset partially by realized cost synergies. Research and development expenditures are primarily focused on supporting projects that are expanding test menus, developing the next generation Dimension(R) RxL clinical chemistry instrument platform and developing a new point-of-care cardiac instrument platform.

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

   An income tax benefit of $83.8 million (an effective rate of 37%) was recorded in 1997. The Company's pre-tax loss of $226.4 million was caused by purchase accounting related adjustments of $171.4 million for inventory step-up and $1.1 million for the write-off of in-process research and development projects with no alternative future use, the restructuring charge of $40.1 million and the other non-recurring charges of $33.5 million. At December 31, 1997, the Company had a net deferred tax asset of $380.2 million. In assessing the realizability of the deferred tax asset, management has analyzed the Company's forecast of future taxable income by jurisdiction and other relevant factors and has concluded that recoverability of the net deferred tax asset is more likely to occur than not. The realization of the deferred tax asset is not dependent upon material improvement over the Company's forecast level of pre-tax income, significant changes in the current relationship between income reported for financial and tax purposes, or material asset sales or other transactions not in the normal course of business.

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

   For the year ended December 31, 1997, the Company's EBITDA was $176.0 million, as compared to $126.5 million for 1996. The increase over 1996 is attributable to the full year of operations from the Chemistry Acquisition and three months of operations from the Behring Combination and realization of cost synergies from the integration of the Chemistry and Behring operations. Foreign currency exchange rate fluctuations had an adverse impact of $9.2 million on EBITDA during 1997 versus 1996. EBITDA, which is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, represents the sum of net loss, depreciation and amortization, the purchase accounting write-offs related to inventory step-up and in-process research and development with no alternative future use, non-cash stock-based compensation expense, integration expenses, restructuring and other non-recurring operating charges and other non-cash charges. EBITDA should not be considered as a substitute for net income as a measure of a Company's operating results or to cash flows as a measure of liquidity.

Financial Condition and Liquidity

   The Company's primary liquidity requirements are for working capital, capital expenditures, restructuring expenditures and debt service. Working capital at December 31, 1998 totaled $260.8 million. At December 31, 1998, the Company had utilized $19.0 million of its $105.0 million revolving credit facility and had $151.6 million available under various non-U.S. credit lines.

   Capital expenditures, including instrument placements in customer locations, totaled $139.0 million in 1998 compared to $68.4 million in 1997. The increase reflects the impact of a full year of Behring operations, integration-related investments for stand-alone infrastructure of $8.8 million, and integration-related expenditures for information systems of $15.6 million. Capital expenditures in 1999 are expected to approximate 1998 levels.

   Management believes cash from operating activities and the Company's available credit facilities will be sufficient to permit the Company to meet its financial obligations and fund its operations and planned investments.

   Inflation affects the cost of goods and services used by the Company. Inflation has been modest in recent years. Overall product prices have been relatively stable during the past three years and the Company continues to mitigate the adverse effects of inflation primarily through new product offerings, improved productivity and cost containment and improvement programs.

Outlook

   Management expects sales and operating income growth in 1999, reflecting the impact of new product introductions and the continued realization of synergies from the integration of Behring operations into the Company, offset partially by managed declines in certain mature product lines. Management believes the Company's broad product line offering and extensive sales and service infrastructure position it well to compete globally. Sales results outside the United States are subject to significant influence by foreign currency exchange rates.

   Continued growth from new products is anticipated as the Company continues to benefit from new platform launches and continued expansion of test menus and investments in near-patient products. Key products include the Dimension(R), Stratus(R) CS, Hemostasis, Sysmex(R) CA-500, Sysmex(R) CA-1500, and BN ProSpec(TM) instruments, Infectious Disease Diagnostics Quadriga platform as well as a wide range of new assays. Management expects to continue to aggressively manage the decline across mature product lines (such as Paramax(R) and Stratus(R) non-cardiac) as the Company continues its successful strategy of migrating customers from these non-core product lines to newer platforms (e.g. Dimension(R)).

   The Company expects to achieve additional productivity gains in 1999 from the integration of the Behring Combination. Synergies will be achieved from the final closure of the Miami, Florida facility; closure of the Kawagoe, Japan manufacturing facility; elimination of certain transition services from Hoechst A.G. and Baxter as stand-alone systems and infrastructure projects are completed; achieving a full-year benefit from 1998 actions including the closure of the Westwood, Massachusetts facility; consolidation of country sales and service organizations; and elimination of duplicative administrative functions.

Other Matters

 Year 2000 Readiness

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

   The Company has completed a review of substantially all of its information systems and product offerings for Year 2000 issues. The scope of this review included information technology infrastructure components (such as hardware, operating systems and communication equipment), business application software, production and research equipment, laboratory products and associated applications, buildings' and facilities' systems, personal computers, and the status of all key suppliers' Year 2000 remediation efforts.

   Based on the results of the review, a formal plan has been established by the Company to address Year 2000 issues. The Plan is monitored by the Company's Year 2000 Program Office, comprised of senior management in key functional areas, which reports on a regular basis to executive management on the plan's status. Although the identification and successful remediation of all Year 2000 issues cannot be assured with absolute certainty, the Company expects a successful execution of its Year 2000 plan. The inability of the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and financial condition.

   The plan, which provides a process for periodic progress reporting on a site and region basis, prioritizes mission critical and urgent Year 2000 issues. Progress against the plan is meeting interim mileposts. As of December 31, 1998, remediation plans for 98% of our products have been developed, with the remaining 2% completed in the first quarter of 1999. Approximately 46% of all identified internal applications requiring remediation have been made ready as of December 31, 1998. The majority of mission critical and urgent Year 2000 product and internal systems issues are planned to be remedied by the end of the second quarter of 1999, and all are expected to be resolved no later than the end of the third quarter of 1999. Contingency plans, as necessary, will be fully established beginning in the first quarter of 1999.

   In connection with the resolution of Year 2000 issues, the Company incurred expenses of approximately $5.4 million in 1998 and expects to incur expenses of approximately $30.0 million in 1999; expenses in 2000 are expected to be immaterial. However, there can be no assurance that these costs will not be greater than anticipated.

 New Accounting Pronouncements

   On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

   The information below about the Company's market sensitive financial instruments constitutes a "forward-looking statement." Actual results in the future may differ materially from projected results due to actual developments in the global financial markets. The methods used by the Company to assess and mitigate risk should not be considered projections of future events or losses. The Company enters into contracts with major financial institutions, thereby minimizing the risk of credit loss. Although the Company does not anticipate nonperformance by counterparties, nonperformance would expose the Company to credit loss.

   In the ordinary course of business, the Company utilizes various financial instruments that inherently have some degree of market risk. The principle market risks to which the Company is exposed are changes in interest rates and foreign currency exchange rates. The Company does not enter into contracts for speculative or trading purposes. Contract periods are consistent with related underlying exposures and do not constitute positions independent of those exposures. The qualitative and quantitative information presented below summarizes the Company's market risks associated with debt obligations and other significant financial instruments outstanding at December 31, 1998. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Note 3 to the Consolidated Financial Statements.

 Interest Rate Risk

   The Company is subject to interest rate risk on its long-term variable interest rate debt. The Company enters into debt obligations primarily to support general corporate purposes, including capital expenditures and working capital needs. To manage a portion of its exposure to interest rate increases on its outstanding debt, the Company uses purchased interest rate caps, for which the Company will receive cash payments from the counterparty if an indexed rate of interest is exceeded. These agreements effectively change the Company's exposure on its debt obligations with variable interest rates to a fixed interest rate ("strike price") of 8.5% to 9%, based on three-month LIBOR rates. Interest rates at December 31, 1998 were below the strike prices of these contracts.

   At December 31, 1998, the Company had outstanding three interest rate cap agreements having notional principal amounts of $50 million each and one interest rate cap agreement having a notional principal amount of $80 million. The interest rate cap agreements mature on June 14, 1999, July 23, 1999, July 30, 1999, and August 6, 1999, respectively. The following table sets forth, as of December 31, 1998, the Company's principal cash flows for its long-term debt obligations under its bank credit agreement, related weighted average interest rates, and the notional amounts and weighted average interest rates of the Company's interest rate caps, by expected maturity dates (U.S. dollars in millions):

                                   Expected Maturity Dates                          Estimated
                          ----------------------------------------------          Fair Value at
                           1999   2000   2001   2002   2003   Thereafter Total  December 31, 1998
                          ------  -----  -----  -----  -----  ---------- ------ -----------------
Long-term variable rate
 debt                     $ 13.0  $40.7  $84.8  $89.8  $87.4    $70.3    $386.0      $386.0
Weighted average
 interest rate               7.4%   7.4%   7.7%   7.5%   7.9%     8.2%
Variable to fixed caps    $230.0  $ --   $ --   $ --   $ --     $ --     $230.0      $  --
Weighted average receive
 rate                        8.7%   --     --     --     --       --

 Foreign Currency Risk

   The Company is subject to foreign currency risk on certain short-term intercompany borrowing arrangements denominated in foreign currencies. The Company enters into these arrangements primarily to support the underlying working capital needs of non-U.S. subsidiaries. At December 31, 1998, the Company's non-U.S. short-term borrowings totaled $96.4 million. In addition, the Company is subject to foreign currency risk on trade accounts payable and receivable, primarily intercompany, where the receivable or payable is denominated in a currency other than the functional currency of the entity. To manage a portion of these exposures to foreign currency fluctuations, the Company uses forward currency exchange contracts.

   At December 31, 1998, the Company had outstanding 26 short-term forward currency exchange contracts denominated in Australian, Canadian, Dutch, Filipino, French, Italian, Japanese, Singapore, Swiss, and U.S. dollar currencies having a total notional contract amount of $89.7 million. The contracts mature between January and July, 1999. The cost to settle the contracts, which is not material to any individual contract, was $5.0 million at December 31, 1998. The following table sets forth, as of December 31, 1998, the contract amounts at the contract exchange rates as of the contract maturity dates for significant forward currency exchange contracts outstanding (U.S. dollars in millions). Due to the short-term nature of these contracts, contract amounts approximated fair values, and contract exchange rates approximated weighted average contract foreign currency exchange rates at December 31, 1998.

                                    Contract    Contract    Estimated Fair Value
                                     Amount       Rate      at December 31, 1998
                                    -------- -------------- --------------------
      Receive U.S. Dollar/Pay:
        Australian Dollar..........  $ (2.6) 0.6415-0.64175        $ (2.5)
        Canadian Dollar............  $ (4.9) 1.54177-1.549         $ (4.9)
        Swiss Franc................  $(18.3)  1.3317-1.376         $(18.0)
        French Franc...............  $(25.7)  5.526-5.687          $(25.5)
        Italian Lira...............  $ (5.1)     1678.9            $ (5.1)
        Japanese Yen...............  $(26.7) 125.53-134.15         $(30.3)
        Dutch Guilder..............  $ (1.4)    1.99009            $ (1.4)
        Philipine Peso.............      *       49.85                 *
        Singapore Dollar...........  $ (2.2)  1.6433-1.608         $ (2.2)
      Pay U.S. Dollar/Receive:
        Swiss Franc................  $  0.7       1.36             $  0.7
        French Franc...............  $  1.8      5.4968            $  1.8
        Singapore Dollar...........  $  0.3      1.594             $  0.3

     --------
*Less than $0.1 million

Item 8. Financial Statements.

   See the attached Consolidated Financial Statements (pages F-1 through F-29).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Executive officers and directors of Dade Behring are as follows:

 Name                       Age                     Position
 ----                       ---                     --------
 Steven W. Barnes..........  38 President, Chief Executive Officer and Director

 James W. P. Reid-Anderson.  39 Chief Administrative Officer, Chief Financial
                                Officer and Director

 Robert W. Brightfelt......  56 Group President, Chemistry and Director

 Friedhelm Blobel..........  50 Group President, Microbiology, Syva, and
                                Advanced Diagnostics

 Donal Quinn...............  43 Group President, Biology

 Robert W. Kleinert........  47 Executive Vice President, U.S. Region

 Marc N. Casper............  31 Executive Vice President, Europe, Asia, and
                                Intercontinental Region

 Thomas E. Hill............  49 Senior Vice President, Human Resources

 Scott T. Garrett..........  49 Director

 Mark E. Nunnelly..........  40 Director

 Stephen G. Pagliuca.......  44 Director

 Adam Kirsch...............  37 Director

 John P. Connaughton.......  33 Director

 Joseph H. Gleberman.......  40 Director

   Mr. Barnes was appointed President and Chief Executive Officer and Director in 1997. Prior to this assignment, he served as the Company's President of Global Products and Chief Operating Officer since 1996. In 1996 and 1997, Mr. Barnes was Executive Vice President of Bain Venture Capital, where he was responsible for several portfolio companies, including Dade Behring Inc., Miltex Inc. and Claricom Inc., where he served as President and Director. From 1988 to 1996, Mr. Barnes served in various positions, including President and Director of Holson Burnes Group Inc., a publicly traded consumer products company. From 1982 to 1988, Mr. Barnes served in various positions with Price Waterhouse. Mr. Barnes is also currently a Director of Miltex, Inc.

   Mr. Reid-Anderson was appointed Chief Administrative Officer and Chief Financial Officer in 1997 and is also a Director of the Company. In this role, he has global responsibility for all administrative functions, including Finance, Human Resources (HR), Legal, Business Development, Information Technology, Staff Operations, Bank/Investor/Analyst Relations, Staff Research and Development (R&D) and Regulatory Affairs/Quality Assurance (RA/QA). Prior to this assignment, Mr. Reid-Anderson was Executive Vice President and Chief Financial Officer for Dade International since 1996. Prior to joining the Company, he was Chief Operating Officer and Chief Administrative Officer of Wilson Sporting Goods in addition to running Wilson's international unit. Mr. Reid-Anderson also served in various financial positions of increasing responsibility for Pepsico Inc., Diageo PLC (formerly Grand Metropolitan PLC) and Mobil Oil Corporation in Europe, Asia and North America. Mr. Reid-Anderson is also currently a Director of Epoch Senior Living.

   Mr. Brightfelt was appointed Group President, Chemistry in 1997 and is also a Director of the Company. In this role, he is responsible for the worldwide operations of Dade Behring's Chemistry business. Prior to this assignment, Mr. Brightfelt was Executive Vice President of Dade Behring Chemistry Systems since 1996. From 1967 to 1995, he served in a number of executive positions for the DuPont Company in a variety of areas, including Business Director of the Diagnostics Business; Worldwide Marketing Manager, IVD; IVD New Products Manager; Manager of Product Management and Strategic Planning; and Production Control and Planning. Mr. Brightfelt is also a Director of Molecular BioSystems and the Health Industry Manufacturing Association (HIMA).

   Dr. Blobel was appointed Group President, Microbiology, Syva, and Advanced Diagnostics in 1998. In this role, he is responsible for the Microbiology, Syva (DAT/TDM) and Infectious Disease Diagnostics businesses. In addition, he manages the Corporate Advanced Development R&D center. Prior to this assignment, Dr. Blobel was Group President, Biology since 1997. Previously, he was Chief Technology Officer and Head of Worldwide Product Supply for Dade Behring Diagnostics since 1995. From 1977 to 1995, he served in several executive capacities for Boehringer Mannheim GmbH Germany.

   Mr. Quinn was appointed Group President, Biology in 1998. In this role, he is responsible for the worldwide management of the Hemostasis and Plasma Protein product lines as well as for the Marburg site. Prior to joining the Company, Mr. Quinn was employed by Mallinckrodt Medical in a number of executive positions since 1982, including Vice President and General Manager for Anesthesiology, Europe; Vice President and Managing Director Europe and Hemocue; and Vice President and Managing Director, Critical Care Division.

   Mr. Kleinert was appointed Executive Vice President, U.S. Region in 1997. In this role, he is responsible for all commercial activities in the U.S., including sales, commercial marketing, service, national accounts and customer support. Prior to this assignment, he was Executive Vice President, Worldwide Field Operations for the Dade organization since 1994. Prior to joining the Company, Mr. Kleinert worked for Baxter Healthcare Corporation in a series of executive roles, including President, Clintec Nutrition; President, Baxter Diagnostics, Europe; and President, MicroScan Division.

   Mr. Casper was appointed Executive Vice President, Europe, Asia and Intercontinental Region in 1997. In this role, he is responsible for sales and operations outside the U.S. Prior to joining the Company, Mr. Casper was an associate of Bain Venture Capital and worked with the Company since 1995 as a member of Bain Venture Capital's Portfolio Management Group. Mr. Casper also worked as a strategic consultant for Bain and Company, where he held several positions of increasing responsibility.

   Dr. Hill was appointed Senior Vice President, Human Resources in 1994. In this role, he is responsible for all human resource activities, including corporate employee benefits, compensation, HR development and planning, and employee relations. Prior to joining the Company, Dr. Hill worked for Baxter Healthcare Corporation in several executive HR positions of increasing responsibility. These positions included Director of Corporate Compensation; Director of Compensation and Benefits for Global Businesses; Vice President, Human Resource Planning; Corporate Human Resource Planning and Staffing; and Vice President, Human Resources, Baxter Diagnostics, Inc.

   Mr. Garrett joined Baxter in 1975 as a product development engineer and served in a number of research, strategic planning and management positions. Mr. Garrett was named Vice President and General Manager of Baxter Diagnostics, Inc.'s European operations in 1987 and was named President of the Paramax(R) Systems Division in 1989. Mr. Garrett became Executive Vice President of Baxter Diagnostics, Inc. in 1990, with responsibility for all divisions and operations associated with manufactured product lines. Mr. Garrett served as Chief Executive Officer from 1994-1997. Mr. Garrett is a member of the American Association for Clinical Chemistry and also currently serves on the Health Industry Manufacturers Association Board of Directors. He is also a Director of Sunol Molecular Corporation. Mr. Garrett resigned from the Company effective October 31, 1997.

   Mr. Nunnelly has been a Managing Director of Bain Venture Capital since May 1993 and a general partner of Bain Venture Capital since 1990. Prior to joining Bain Venture Capital, Mr. Nunnelly was a partner at Bain & Company, where he managed several relationships in the manufacturing sector and served with Procter and Gamble in product management. He is also a Director of Corporate Software and Technology, The Learning Company, SR Research and DoubleClick.

   Mr. Pagliuca has been a Managing Director of Bain Venture Capital since May 1993 and a general partner of Bain Venture Capital since 1989. Prior to joining Bain Venture Capital, Mr. Pagliuca was a partner at Bain & Company, where he worked extensively in the healthcare arena. Mr. Pagliuca also worked as a senior accountant and international tax specialist for Peat Marwick Mitchell & Company in the Netherlands. He is also a Director of Gartner Group, Coram Healthcare, Epoch Senior Living, Wesley Jessen and Vivra Specialty Partners.

   Mr. Kirsch has been a Managing Director of Bain Venture Capital since May 1993 and a general partner of Bain Venture Capital since 1990. Mr. Kirsch joined Bain Venture Capital in 1985 as an associate. Prior to joining Bain Venture Capital, Mr. Kirsch was a consultant at Bain & Company, where he worked in mergers and acquisitions. He is also a Director of Therma Wave, Wessley Jessen, Stage Stores and Brookstone.

   Mr. Connaughton has been a Managing Director of Bain Venture Capital since 1997 and a member of the firm since 1989. Prior to joining Bain Venture Capital, Mr. Connaughton was a consultant at Bain & Company, where he worked in consumer products and healthcare strategy consulting. Following the Chemistry Acquisition, Mr. Connaughton became a Director of the Company. Mr. Connaughton is also currently a Director of Epoch Senior Living.

   Mr. Gleberman is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co. He joined Goldman Sachs in 1982 in the Mergers and Acquisitions Department. In 1990 he became head of Mergers and Acquisitions for Asia and moved to Tokyo. Mr. Gleberman joined the Principal Investment Area in 1993 and returned to New York. He is also a Director of Applied Analytical Industries Inc., Biofield Corporation and several privately held companies.

Item 11. Executive Compensation.

                          Summary Compensation Table

                           Annual Compensation            Long-Term Compensation
                         ----------------------- ----------------------------------------
   Name and Principal                            Options/SAR LTIP Payment    All Other
        Position         Year Salary($) Bonus($)   (#)(1)       ($)(8)    Compensation($)
   ------------------    ---- --------- -------- ----------- ------------ ---------------
Steven W. Barnes........ 1998  365,038  525,000        --          --       100,000(10)
 President, Chief                                  180,000                      652(3)
 Executive Officer       1997      --       --                     --           --
 and Director (6)

Friedhelm Blobel........ 1998  270,000  180,000        --      108,000        3,200(2)
 Group President,                                                             4,990(3)
 Microbiology,                                                                3,575(9)
 Syva, and Advanced                                                          13,542(11)
 Diagnostics (7)                                                   --       125,000(12)
                                                                              7,500(13)
                         1997      --       --      64,000

James W.P. Reid-         1998  352,132  450,000        --          --         3,200(2)
 Anderson...............                                                     13,001(3)
 Chief Administrative                                                         1,385(4)
 Officer,                                                                    28,388(5)
 Chief Financial Officer                                                      7,500(9)
 and Director            1997  330,000  178,500     49,850         --         3,200(2)
                                                                              5,506(3)
                                                                             29,230(5)
                         1996  116,769  148,500     69,000         --           --

Robert W. Kleinert...... 1998  270,609  170,000        --          --         3,200(2)
 Executive Vice                                                              12,221(3)
 President, U.S.                                                              8,080(4)
 Region                                                                       7,500(9)
                         1997  240,824   85,000     17,910         --         3,200(2)
                                                                              8,798(3)
                                                                              7,756(4)
                         1996  202,862   32,680        --          --         4,500(2)
                                                                             11,836(3)
                                                                              6,300(4)

Marc N. Casper.......... 1998  262,239  240,000        --          --         3,027(2)
 Executive Vice                                                               5,777(3)
 President, Europe,                                                          10,800(4)
 Asia, and                                                                    7,500(9)
 Intercontinental Region 1997  190,903  107,500     55,000         --         9,969(4)

--------
 (1) The options were granted under Holdings' Executive Management Equity
     Plan.
 (2) Reflects amounts contributed by Dade Behring for the benefit of the named executive officers under the Savings Investment Plan.
 (3) Reflects amounts contributed by Dade Behring for the benefit of the named executive officers under the Deferred Compensation Plan and related interest.
 (4) Reflects amounts contributed by the company for an automobile allowance.
 (5) Reflects amounts provided by the company for a home leave allowance.
 (6) Mr. Barnes became CEO on November 1, 1997. Mr. Barnes did not receive any cash remuneration from the company during 1997.

 (7) Mr. Blobel became an employee of the company on October 1, 1997. He continued to be paid by Hoechst for the balance of 1997.
 (8) Reflects amounts received by Mr. Blobel under the Hoechst BDI LTI plan.
 (9) Reflects amounts provided by the company for a personal financial planning allowance.
(10) Reflects amounts received by Mr. Barnes as a sign on bonus when he became an employee of the company.
(11) Reflects amounts received as cost of living allowance under the Hoechst relocation policy.
(12) Reflects amounts received by Mr. Blobel under the Hoechst BDI Stay Bonus program.
(13) Reflects amounts received by Mr. Blobel under the Hoechst BDI Executive Allowance program.

                       Individual Grants
      --------------------------------------------------- Potential Realizable Value
      Number of   % of Total                                at Assumed Annual Rates
      Securities   Options                                of Stock Price Appreciation
      Underlying  Granted to  Exercise or                       of Option Terms
       Options   Employees in Base Price                  ----------------------------
Name   Granted   Fiscal Year    ($/Sh)    Expiration Date      5%            10%
----  ---------- ------------ ----------- ---------------      --       --------------
None

   The following table sets forth information concerning the option grants by Holdings in 1998 to each of the named executive officers:


    Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End
                               Option/SAR Values

                                                    Number of Securities
                                                   Underlying Unexercised   Value of Unexercised In-
                                 Company                Options/SARs         the-Money Options/SARs
                         ------------------------ ------------------------- -------------------------
                         Shares Acquired  Value
Name                       on Exercise   Realized Exercisable Unexercisable Exercisable Unexercisable
----                     --------------- -------- ----------- ------------- ----------- -------------
Steven W. Barnes........       --          $--
 Time options...........                            135,000      45,000     $5,602,500   $1,867,500
Friedhelm Blobel........       --           --
 Time options...........                             12,800      51,200        294,400    1,177,600
James W.P. Reid-
 Anderson...............       --           --
 Time options...........                             57,800       9,200      2,912,300      432,200
 Performance options....                                --       51,850            --     2,385,100
Robert W. Kleinert......       --           --
 Time options...........                              3,900       1,300        222,300       74,100
 Performance options....                                --       40,910            --     1,881,860
Marc N. Casper..........       --          $--
 Time options...........                              5,000      20,000        237,000      948,000
 Performance options....                                --       30,000            --     1,380,000

Pension Plan Benefits

   Dade Behring maintains a defined benefit pension plan (the "Plan") for the benefit of its U.S. employees. Under the Dade Behring cash balance formula design, credits to an eligible participant's account are posted to a notional account based on eligible compensation and service. Moreover, interest credits are posted to each notional account as of the end of each quarter at the prevailing rate of return for 10-year U.S. Treasury bills at the end of the previous quarter.

Cash Balance Formula Design

   The cash balance formula design became effective January 1, 1997 when Dade Behring transitioned its pension plan from a final average pay formula design to a cash balance formula design. Employees with an accrued benefit under the final average pay formula design as of December 31, 1996 were credited with an opening cash balance based on the lump-sum present value of the final average pay formula accrued benefit. In addition, the present value of the aforementioned accrued benefit was increased by a transitional benefit supplement expressed as a percentage multiplier. This transitional benefit supplement recognized the sum of age and service as of December 31, 1996, as follows:

                                                            Transitional Benefit
      Points for Age Plus Service                                Supplement
      ---------------------------                           --------------------
      less than 35.........................................         110%
      35 to 44.............................................         115%
      45 to 54.............................................         120%
      55 or more...........................................         125%

   As of January 1, 1997, the named executive officers had transitional benefit supplements as follows: Mr. Kleinert, $54,197. These transitional benefits include supplements to the qualified and non-qualified pension plans. Mr. Barnes, Mr. Blobel, Mr. Reid-Anderson, and Mr. Casper did not participate in the Plan as of December 31, 1996.

   The following table sets forth the annual credits posted to cash balance accounts:

                                                                 Company Credits
      Points for Age plus Service as of                          as a Percent of
      December 31 of the Previous Plan Year                            Pay
      -------------------------------------                      ---------------
      Less than 35..............................................        4%
      35 to 44..................................................        5%
      45 to 54..................................................        6%
      55 to 64..................................................        7%
      65 to 74..................................................        8%
      75 to 84..................................................        9%
      85 or more................................................       10%

   The named executive officers had 1998 company and interest credits as follows: Mr. Reid-Anderson, $27,537, Mr. Kleinert, $46,613, and Mr. Casper, $12,941. These credits were posted to the qualified and non-qualified pension plans. Mr. Barnes and Mr. Blobel did not participate in the Plan as of December 31, 1998.

Final Average Pay Formula Design

   Individuals participating in the Plan under the final average pay formula design as of December 31, 1996 continue to accrue service and have their benefits calculated under both the final average pay formula and the cash balance formula through June 30, 1999.

   Of the named executive officers, one participated in the Plan as of December 31, 1996. The following table sets forth anticipated annual pension plan benefits under the final average pay formula of the Plan.

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

   The above estimated pension benefit amounts assume that benefit payments begin at age 65 under a single life annuity form. Such amounts do not reflect the social security offset incorporated by the pension benefit formula. The social security offset amount is determined by a participant's social security earnings history and normal retirement date of age 65. The estimated pension amounts include benefits payable from the qualified and non-qualified pension plans. The non-qualified pension plan provides benefits derived by the qualified plan's formula that exceed legal maximum benefit limitations. The pension benefit formula is:

  1.75% of "final average pay" multiplied by the number of years of plan participation, minus

  1.75% of "social security primary insurance amount ("PIA")" multiplied by the number of years of plan participation (social security offset not to exceed 60% of PIA)

where "final average pay" is defined as a participant's five highest consecutive calendar year earnings (base salary and bonus) out of the last ten calendar years before retirement.

   As of January 1, 1999, the eligible named executive officers' years of plan participation and final average pay for purposes of calculating pension benefits payable under the Plan under the final average pay formula design are as follows: Mr. Kleinert, 24 years and $300,066. Mr. Barnes, Mr. Blobel, Mr. Reid-Anderson, and Mr. Casper did not participate in the former Plan as of December 31, 1996.

Compensation of Directors

   Directors are not entitled to receive any compensation for serving on Dade Behring's Board of Directors. Directors are reimbursed for their out-of-pocket expenses incurred in connection with such services.

Item 12. Security Ownership of Management and Directors.

   Dade Behring is a wholly owned subsidiary of Holdings. The common stock of Holdings consists of Common Stock, par value $.01 per share (the "Common Stock"), and Class L Common Stock, par value $.01 per share (the "Class L Common"). The holders of Class L Common have no voting rights except as required by law. The holders of the Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Holdings, including the election of directors. Bain Capital and its related investors, GS Capital and its related investors, and Hoechst A.G. own 35.9%, 17.9%, and 31.2%, respectively, of the Common Stock and are parties to a stockholder agreement regarding the ownership (including the voting) of such stock. By virtue of such stock ownership and stockholder agreement, Bain Capital, GS Capital, and Hoechst A.G. have the power to control all matters submitted to a vote of stockholders of, and to elect all directors of, Holdings and, indirectly, to elect all directors of Dade Behring. In 1996, 1997 and 1998, certain members of Dade Behring's management acquired voting common stock of Holdings, and members of Dade Behring's management are eligible to receive additional common stock of Holdings in part based upon the operating performance of Dade Behring.

   The following tables set forth certain information as of December 31, 1998 regarding the beneficial ownership of (i) voting common stock by each person (other than directors and executive officers of Dade Behring) known to Dade Behring to own more than 5% of the outstanding voting common stock of Holdings and (ii) voting and non-voting common stock by each director of Dade Behring, each named executive officer and all of Dade Behring's directors and executive officers as a group. To the knowledge of Dade Behring, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted.

                Security Ownership of Certain Beneficial Owners

                                                  Common Stock (Voting)
                                             ---------------------------------
                                                                   Percentage
                                             Number of Percentage   of Class--
Name and Address of Beneficial Owner          Shares   of Class(1) Undiluted(2)
------------------------------------         --------- ----------  -----------
Bain Capital Entities (3)................... 5,960,000    35.9%       40.4%
 c/o Bain Capital
 Two Copley Place
 Boston, Massachusetts 02116
Hoechst A.G................................. 5,188,609    31.2%       35.2%
 Bruningstrasse 50
 D-65929 Frankfurt a. M.
 Germany
The Goldman Sachs Group, L.P. and related    2,980,000    17.9%       20.2%
 investors (4)..............................
 85 Broad Street
 New York, New York 10004

--------
(1) The percentages assume that all options held by Dade Behring's management have been exercised. Certain of the options held by Dade Behring's management are exercisable in accordance with certain time and performance criteria. Excludes warrant held by Hoechst A.G. to purchase 1,275,816 shares of voting Common Stock.
(2) The percentages are based on ownership of outstanding shares as of December 31, 1998.
(3) Amounts shown represent the aggregate number of shares held by Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., BCIP Associates and BCIP Trust Associates, L.P. (the "Bain Capital Entities").
(4) Includes shares beneficially owned by certain investment limited partnerships of which affiliates of the Goldman Sachs Group, L.P. ("GS Group") are the general partners or the managing general partners. GS Group disclaims beneficial ownership of shares held by such investment partnerships to the extent partnership interests in such partnerships are held by persons other than GS Group and its affiliates.

                Security Ownership of Management and Directors

                                                         Class L Common Stock
                                   Common Stock (Voting)     (Non-voting)
                                   -------------------- -----------------------
                                   Number of Percentage  Number of   Percentage
     Name of Beneficial Owner       Shares    of Class     Shares     of Class
     ------------------------      --------- ---------- ------------ ----------
Steven W. Barnes (1)..............   180,000    1.1%             --      --
Robert W. Kleinert (1)............    92,410    0.6%           5,000     0.3%
James W.P. Reid-Anderson (1)......   122,450    0.7%             400     --
Marc N. Casper (1)................    66,250    0.4%           1,250     0.1%
Friedhelm Blobel (1)..............    64,000    0.4%             --      --
Scott T. Garrett (2)..............   253,876    1.5%           8,900     0.6%
Mark E. Nunnelly (3).............. 5,960,000   35.9%      662,222.22    42.7%
Stephen G. Pagliuca (3)........... 5,960,000   35.9%      662,222.22    42.7%
Adam Kirsch (3)................... 5,960,000   35.9%      662,222.22    42.7%
John P. Connaughton (3)........... 5,960,000   35.9%      662,222.22    42.7%
Joseph H. Gleberman (4)........... 2,980,000   17.9%      331,111.11    21.3%
All executive officers and
 directors of Dade Behring as a
 group (10 people)................ 9,718,986   58.5%    1,008,833.33    65.0%

--------
(1) The number of shares held by management and the percentages assume that all options held by management have been exercised. Certain options held by management are exercisable in accordance with certain time and performance criteria.
(2) The number of shares held by Scott T. Garrett and the percentages assume that all his options have been exercised.
(3) All shares shown are held by the Bain Capital Entities. Messrs. Kirsch, Nunnelly, Connaughton and Pagliuca, who serve as directors of Dade Behring, and are managing directors of Bain Capital, which is the general partner of certain of the Bain Capital Entities, and are limited partners of Bain Capital Partners IV, L.P., the general partner of certain of the Bain Capital Entities. Accordingly, Messrs. Kirsch, Nunnelly, Connaughton and Pagliuca may be deemed to share voting and dispositive power as to the shares held by the Bain Capital Entities. Messrs. Kirsch, Nunnelly, Connaughton and Pagliuca disclaim beneficial ownership of such shares.
(4) Mr. Gleberman is a general partner of Goldman, Sachs, & Co. The shares reported herein include shares beneficially owned by certain investment limited partnerships of which affiliates of GS Group are the general partners or the managing general partners. Mr. Gleberman disclaims beneficial ownership of such shares.

Item 13. Certain Relationships and Related Transactions.

Management Services Agreements

   The Company and Holdings entered into five-year Management Services Agreements with Bain Capital and Goldman, Sachs & Co. (an affiliate of GS Capital). Pursuant to these agreements, they will pay Bain Capital and Goldman, Sachs & Co., subject to compliance with the terms of the indenture governing the 11 1/8% senior subordinated notes, an aggregate annual fee of up to $3.0 million plus their respective out-of-pocket expenses in return for management consulting in the areas of corporate finance; corporate strategy; investment analysis; market research and business development; advisory services and support, negotiation; analysis of financial alternatives, acquisitions and dispositions; and other services. The Company believes that the fees paid for the professional services rendered are at least as favorable to the Company as those that could be negotiated with an unaffiliated third party. For the year ended December 31, 1998, the Consolidated Statement of Operations and Comprehensive Income includes advisory fees and related expenses of $3.3 million incurred under these agreements.

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

Transition Service Agreements

   Pursuant to Transition Services Agreements dated September 30, 1997, Hoechst provides the Company with certain support services including administrative support, warehousing and distribution services, human resource support, information systems support, accounting support and office space. The Transition Services Agreements have various terms from October 1, 1997 through December 31, 1999. The Company paid $12.1 million to Hoechst related to these agreements for the year ended December 31, 1998.

Other Agreements

   Hoescht subleases office space to the Company pursuant to a sublease dated October 1, 1997. Rent expense related to this sublease totaled $3.5 million for the year ended December 31, 1998.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) The following documents are filed as a part of this report.

     (i) See "Index to Financial Statements and Schedule" on page F-1 hereof.

     (ii) See "Index to Exhibits" on page X-1 hereof.

   (b) Reports on Form 8-K.

     None.

                               DADE BEHRING INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page
                                                                            ----
Report of Independent Accountants.........................................   F-2

Consolidated Balance Sheets as of December 31, 1997 and December 31, 1998.   F-3

Consolidated Statements of Operations and Comprehensive Income for the
 three years ended December 31, 1998......................................   F-4

Consolidated Statements of Cash Flows for the three years ended December
 31, 1998.................................................................   F-5

Consolidated Statements of Changes in Stockholder's Equity (Deficit) for
 the three years ended December 31, 1998..................................   F-6

Notes to Consolidated Financial Statements................................   F-7

Financial Statements Schedule (Schedule II)...............................  F-29

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Dade Behring Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of cash flows and of changes in stockholder's equity (deficit) present fairly, in all material respects, the financial position of Dade Behring Inc. (a wholly-owned subsidiary of Dade Behring Holdings, Inc.) and its subsidiaries (the Company) at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 19, 1999

                               DADE BEHRING INC.

                          CONSOLIDATED BALANCE SHEETS

                (Dollars in millions, except share-related data)

                                                      December 31, December 31,
                       ASSETS                             1997         1998
                       ------                         ------------ ------------
Current assets:
  Cash and cash equivalents..........................   $   20.5     $   25.8
  Restricted cash....................................        3.7          --
  Accounts receivable, net...........................      359.6        353.5
  Inventories........................................      272.5        265.9
  Prepaid expenses and other current assets..........       11.9          7.3
  Deferred income taxes..............................       97.0         76.8
                                                        --------     --------
    Total current assets.............................      765.2        729.3
                                                        --------     --------
Property, plant and equipment, net...................      214.5        304.7
Debt issuance costs, net.............................       37.0         31.2
Goodwill, net........................................      135.6        126.5
Deferred income taxes................................      286.1        269.7
Other assets.........................................       72.0         72.0
                                                        --------     --------
    Total assets.....................................   $1,510.4     $1,533.4
                                                        ========     ========

        LIABILITIES AND STOCKHOLDER'S EQUITY
        ------------------------------------
Current liabilities:
  Current portion of long-term debt..................   $    3.7     $   13.0
  Short-term debt....................................       54.4         96.4
  Accounts payable...................................       89.2        130.7
  Accrued liabilities................................      283.9        228.4
                                                        --------     --------
    Total current liabilities........................      431.2        468.5
                                                        --------     --------
Long-term debt, less current portion.................      416.9        373.0
Senior subordinated notes............................      350.0        350.0
Other liabilities....................................      108.2         92.6
                                                        --------     --------
    Total liabilities................................    1,306.3      1,284.1
                                                        --------     --------
Commitments and contingencies (Note 18)..............        --           --
Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares
   authorized, issued and outstanding................        --           --
  Additional paid-in capital.........................      490.2        493.0
  Unearned stock-based compensation..................      (21.8)       (11.5)
  Notes receivable on capital contribution...........       (0.7)        (0.2)
  Accumulated deficit................................     (252.9)      (209.4)
  Accumulated other comprehensive income (loss)......      (10.7)       (22.6)
                                                        --------     --------
    Total stockholder's equity.......................      204.1        249.3
                                                        --------     --------
    Total liabilities and stockholder's equity.......   $1,510.4     $1,533.4
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                               DADE BEHRING INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                             (Dollars in millions)

                                                    Years ended December 31,
                                                    --------------------------
                                                     1996     1997      1998
                                                    -------  -------  --------
Net sales.......................................... $ 795.8  $ 980.5  $1,285.2
                                                    -------  -------  --------
Operating costs and expenses:
  Cost of goods sold...............................   444.1    654.1     529.4
  Marketing and administrative expenses............   255.5    366.8     513.9
  Research and development expenses................   138.0     61.7      88.2
  Goodwill amortization expense....................     3.3      5.4       5.4
  Restructuring expenses...........................    15.0     40.1      (4.5)
                                                    -------  -------  --------
Income (loss) from operations......................   (60.1)  (147.6)    152.8
Other income (expense):
  Interest expense, net............................   (65.6)   (87.8)    (80.5)
  Other............................................     --       9.0       5.6
                                                    -------  -------  --------
Income (loss) before income taxes..................  (125.7)  (226.4)     77.9
Income tax expense (benefit).......................   (45.4)   (83.8)     34.4
                                                    -------  -------  --------
Income (loss) before extraordinary items...........   (80.3)  (142.6)     43.5
Extraordinary items (net of tax benefit of $14.7):
  Write-off of deferred financing fees.............   (11.4)     --        --
  Premium on purchase of 13% senior subordinated
   notes...........................................   (13.6)     --        --
                                                    -------  -------  --------
Net income (loss).................................. $(105.3) $(142.6) $   43.5
                                                    -------  -------  --------
Other comprehensive income (loss), before tax:
  Foreign currency translation adjustments.........    (2.5)    (8.6)    (11.6)
  Unrealized gain (loss) on marketable securities..     1.2     (0.2)     (0.3)
                                                    -------  -------  --------
Other comprehensive income (loss)..................    (1.3)    (8.8)    (11.9)
Income tax expense (benefit) related to items of
 comprehensive income..............................     --       --        --
                                                    -------  -------  --------
Other comprehensive income (loss), net of tax......    (1.3)    (8.8)    (11.9)
                                                    -------  -------  --------
Comprehensive income (loss)........................ $(106.6) $(151.4) $   31.6
                                                    =======  =======  ========

          See accompanying notes to consolidated financial statements.

                               DADE BEHRING INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in millions)

                                                    Years ended December 31,
                                                    ----------------------------
                                                      1996      1997     1998
                                                    --------  --------  --------
Operating Activities:
 Net income (loss)................................  $ (105.3) $ (142.6) $  43.5
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Write-off of in-process research and
    development...................................      98.1       1.1      --
   Depreciation and amortization expense..........      44.1      56.6     56.7
   Stock-based compensation expense...............       --       11.4     13.1
   Other non-cash charges.........................       --       37.1      3.8
   Write-off of deferred financing fees...........      18.1       --       --
   Amortization of inventory step-up..............      24.8     171.4      --
   Restructuring expenses.........................      15.0      40.1      --
   Non-cash write-off of excess spare parts.......       9.5       --       --
   Loss on sale of "Net asset held for sale"......       2.8       --       --
   Loss on write-down of marketable equity
    securities....................................       2.7       --       0.3
   Gain on sales of assets........................       --        --      (5.3)
   Premium on purchase of 13% senior subordinated
    notes.........................................      21.6       --       --
   Deferred income taxes..........................     (48.2)    (86.1)    29.6
   Changes in balance sheet items:
     Accounts receivable, net.....................       1.0      (3.3)     1.5
     Inventories..................................      (6.9)     (6.3)   (30.5)
     Accounts payable.............................       1.5     (11.0)    42.1
     Accrued liabilities..........................     (34.2)    (66.0)   (21.3)
     Other liabilities............................      (0.4)     86.9    (63.9)
     Other, net...................................     (11.4)    (33.1)    (2.3)
                                                    --------  --------  -------
      Net cash flow provided by operating
       activities.................................      32.8      56.2     67.3
                                                    --------  --------  -------
Investing Activities:
 Acquisitions and purchase price adjustments, net
  of acquired cash................................    (522.5)     (0.9)    30.5
 Capital expenditures.............................     (57.3)    (68.4)  (139.0)
 Proceeds from sale of assets.....................       --        0.7     36.2
 Proceeds from Baxter for purchase price
  adjustments.....................................       9.7       --       --
                                                    --------  --------  -------
      Net cash flow utilized by investing
       activities.................................    (570.1)    (68.6)   (72.3)
                                                    --------  --------  -------
Financing Activities:
 Proceeds from sale of "Net assets held for sale".      54.8       --       --
 Proceeds from issuance of short-term debt, net of
  repayments......................................      15.7      (0.5)    44.3
 Cash dividend to parent for Behring Combination..       --      (34.8)     --
 Proceeds from revolving credit facility..........     205.0     259.4     94.0
 Repayment of borrowings under revolving credit
  facility........................................    (205.0)   (259.4)   (75.0)
 Proceeds from issuance of 11 1/8% senior
  subordinated notes..............................     350.0       --       --
 Repayment of borrowings and premium paid on 13%
  senior subordinated notes.......................    (141.6)      --       --
 Proceeds from issuance of long-term loans........     460.0      50.0      --
 Repayment of borrowings under long-term loans....    (183.5)    (69.4)   (53.6)
 Contribution from parent.........................       0.4      88.4      --
 Debt issuance costs..............................     (46.2)     (0.4)     --
                                                    --------  --------  -------
      Net cash flow provided by financing
       activities.................................     509.6      33.3      9.7
                                                    --------  --------  -------
Effect of foreign exchange rates on cash..........      (0.2)     (0.4)     0.6
                                                    --------  --------  -------
      Net increase (decrease) in cash and cash
       equivalents................................     (27.9)     20.5      5.3
Cash and Cash Equivalents:
 Beginning of period..............................  $   27.9  $    --   $  20.5
                                                    --------  --------  -------
 End of period....................................  $    --   $   20.5  $  25.8
                                                    ========  ========  =======
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for interest.........  $   62.0  $   92.2  $  77.3
                                                    ========  ========  =======
 Cash paid during the period for income taxes.....  $    2.4  $    7.8  $   4.6
                                                    ========  ========  =======
Non Cash Supplemental Disclosure of Cash Flow
 Information:
 Acquired company contributed by parent...........  $    --   $  316.0  $   --
                                                    ========  ========  =======

          See accompanying notes to consolidated financial statements.

                               DADE BEHRING INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

                             (Dollars in millions)

                                                      Notes                               Accumulated      Total
                          Common Stock  Additional  Receivable    Unearned                   Other     Stockholder's
                          -------------  Paid-in    on Capital  Stock-Based  Accumulated Comprehensive    Equity
                          Shares Amount  Capital   Contribution Compensation   Deficit   Income (Loss)   (Deficit)
                          ------ ------ ---------- ------------ ------------ ----------- ------------- -------------
Balance at December 31,
 1995...................  1,000   $--     $ 87.0      $(0.2)       $  --       $  (5.0)     $ (0.6)       $  81.2
                          -----   ----    ------      -----        ------      -------      ------        -------
Net loss................                                                        (105.3)                    (105.3)
Forgiveness of
 shareholder debt.......                                0.1                                                   0.1
Payments on notes
 receivable.............                                0.1                                                   0.1
Capital contribution
 from parent............                     0.4                                                              0.4
Recognition of other
 than temporary
 impairment of
 marketable equity
 securities.............                                                                       1.1            1.1
Unrealized gain on
 marketable equity
 securities.............                                                                       0.1            0.1
Cash dividend to parent
 on common stock........                    (0.2)                                                            (0.2)
Cumulative translation
 adjustment.............                                                                      (2.5)          (2.5)
                          -----   ----    ------      -----        ------      -------      ------        -------
Balance at December 31,
 1996...................  1,000    --       87.2        --            --        (110.3)       (1.9)         (25.0)
                          -----   ----    ------      -----        ------      -------      ------        -------
Net loss................                                                        (142.6)                    (142.6)
Capital contribution
 from parent (Note 4)...                   404.6                                                            404.6
Notes receivable on
 capital contribution...                               (0.7)                                                 (0.7)
Cash dividend to parent
 on common stock........                   (34.8)                                                           (34.8)
Issuance of unearned
 stock-based
 compensation...........                    33.2                    (33.2)                                    --
Amortization of unearned
 stock-based
 compensation...........                                             11.4                                    11.4
Unrealized loss on
 marketable equity
 securities.............                                                                      (0.2)          (0.2)
Cumulative translation
 adjustment.............                                                                      (8.6)          (8.6)
                          -----   ----    ------      -----        ------      -------      ------        -------
Balance at December 31,
 1997...................  1,000    --      490.2       (0.7)        (21.8)      (252.9)      (10.7)         204.1
                          -----   ----    ------      -----        ------      -------      ------        -------
Net income..............                                                          43.5                       43.5
Payments on notes
 receivable.............                                0.5                                                   0.5
Issuance of unearned
 stock-based
 compensation...........                     3.6                     (3.6)                                    --
Adjustment of unearned
 stock-based
 compensation...........                    (0.8)                     0.8                                     --
Amortization of unearned
 stock-based
 compensation...........                                             13.1                                    13.1
Unrealized loss on
 marketable equity
 securities.............                                                                      (0.3)          (0.3)
Cumulative translation
 adjustment.............                                                                     (11.6)         (11.6)
                          -----   ----    ------      -----        ------      -------      ------        -------
Balance at December 31,
 1998...................  1,000   $--     $493.0      $(0.2)       $(11.5)     $(209.4)     $(22.6)       $ 249.3
                          =====   ====    ======      =====        ======      =======      ======        =======


           See accompanying notes to consolidated financial statements.

                               DADE BEHRING INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

   Dade Behring Inc. (the "Company"), formerly Dade International Inc., was incorporated in Delaware in 1994 and is a wholly-owned subsidiary of Dade Behring Holdings, Inc. ("Holdings"), formerly Diagnostics Holding Inc. Bain Capital, Inc., GS Capital Partners, L.P. (an affiliate of Goldman Sachs Group, L.P.), their respective related investors, Hoechst A.G. and certain of its affiliates ("Hoechst") and the management of the Company own substantially all of the capital stock of Holdings. The Company develops, manufactures and markets in vitro diagnostic equipment, reagents, consumable supplies and services worldwide.

   Effective December 16, 1994, the Company acquired (the "Dade Acquisition") the worldwide in vitro diagnostics products manufacturing and services businesses and net assets of Baxter Diagnostics Inc. and certain of its affiliates, from Baxter International Inc. and its affiliates ("Baxter"). The Dade Acquisition was accounted for as a purchase.

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

   Effective October 1, 1997, Holdings acquired (the "Behring Combination") the stock and beneficial interests of various subsidiaries of Hoechst that operated its worldwide in vitro diagnostic business ("Behring"). The stock and beneficial interest was contributed to the Company effective October 1, 1997. The operating results and acquired assets and assumed liabilities of the Behring Combination, which was accounted for as a purchase, have been reflected in the Company's consolidated financial statements since October 1, 1997.

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

                               DADE BEHRING INC.

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

 Cash and Cash Equivalents

   For purposes of reporting cash flows, cash and cash equivalents include demand deposits and cash equivalents which are highly liquid instruments with maturities of three months or less at the time of purchase and are held to maturity. Cash equivalents included $10.1 million invested in short-term money market investments at December 31, 1997. Cash equivalents were immaterial at December 31, 1998.

 Accounts Receivable

   Accounts receivable are net of bad debt reserves of $27.7 million and $18.0 million at December 31, 1997 and 1998, respectively. Accounts receivable are unsecured.

 Research and Development Expenses

   Expenditures by the Company for research and development are expensed as incurred.

   In 1997, in connection with the Behring Combination (Note 4), $1.1 million of the purchase price was allocated to acquired in-process research and development for projects which have no alternative future use. Such costs were expensed immediately following consummation of the Behring Combination.

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

      Buildings...................................................      40 years
      Machinery and equipment..................................... 3 to 10 years
      Equipment placed with customers.............................       5 years

                               DADE BEHRING INC.

   Assets recorded under capital leases are amortized over the life of the lease. Leasehold improvements are capitalized and amortized over their estimated useful lives or over the terms of the related leases, if shorter.

 Goodwill

   Goodwill represents primarily the excess cost over the fair value of net assets acquired in connection with the Chemistry Acquisition. Goodwill at December 31, 1997 aggregated $135.6 million, net of $9.4 million of accumulated amortization, and reflects the finalization of the Chemistry Acquisition purchase price allocation. Goodwill at December 31, 1998 aggregated $126.5 million, net of $14.8 million of accumulated amortization. Goodwill is being amortized using the straight-line method over 25 years. Negative goodwill arising from the Behring Combination, aggregated $17.9 million at December 31, 1998, net of $0.7 of accumulated amortization, and is amortized on the straight-line basis over 25 years. Negative goodwill is classified in other long-term liabilities. The carrying value of goodwill and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying value of the asset may not be recoverable. This review compares projected future undiscounted cash flows before interest to the carrying value of the asset.

 Patents and Trademarks

   Patents and trademarks are being amortized over their legal or estimated useful lives, whichever is shorter (generally not exceeding 17 years). Patents and trademarks totaled $26.8 million and $23.5 million, net of accumulated amortization of $5.3 million and $8.6 million, at December 31, 1997 and 1998, respectively.

 Debt Issuance Costs

   Debt issuance costs, which are being amortized over the applicable terms of the Bank Credit Agreement (7 years weighted average) and 11 1/8% senior subordinated notes (10 years), totaled $37.0 million at December 31, 1997, net of accumulated amortization of $9.6 million, and $31.2 million at December 31, 1998, net of accumulated amortization of $15.4 million.

 Income Taxes

   Deferred tax assets and liabilities are recognized at current tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. Additionally, the Company provides deferred tax liabilities for the eventual tax effect of repatriating unremitted earnings of certain non-U.S. subsidiaries. The Company's operations are included in Holdings' consolidated United States Federal and state income tax returns.

 Foreign Currency Translation

   The Company has determined that the local currencies of its non-U.S. operations are their functional currencies. Assets and liabilities of the non-U.S. subsidiaries are translated at the year-end exchange rates. Revenues and expenses are translated at average rates of exchange in effect during the year.

 Derivative Financial Instruments

   The Company utilizes derivative financial instruments for purposes other than trading, specifically to manage its exposure to foreign currency and interest rate fluctuations.

                               DADE BEHRING INC.

   The Company enters into forward currency exchange contracts with highly rated counterparties to manage its exposure to foreign currency fluctuations on short-term intercompany borrowing arrangements denominated in foreign currencies. The intercompany borrowing arrangements support the underlying working capital needs of non-U.S. subsidiaries. Premiums and discounts on forward rate option contracts are deferred and amortized to other income over the life of the contract. Gains and losses on forward contracts resulting from revaluations are recorded to other income. At the maturity of the forward contracts the currencies involved are exchanged based on the contracted exchange rate. At December 31, 1997 and December 31, 1998, the replacement value of "in-the-money" contracts was not significant. Total notional contract value of foreign currency exchange contracts outstanding were as follows (in millions):

                                                                    December 31,
                                                                    ------------
                                                                     1997  1998
                                                                    ------ -----
      Forward purchases............................................ $ 79.0 $ 2.9
      Forward sales................................................ $139.2 $87.2

   The Company also utilizes purchased interest rate caps, for which the Company will receive cash payments from the counterparty if an indexed rate of interest is exceeded, to manage a portion of its exposure to interest rate increases on its outstanding debt. The notional value of these caps was $230.0 million at December 31, 1997 and 1998. Premiums paid for the purchase of the caps are recorded to interest expense over the life of the caps. Amounts received, if any, are recorded as a reduction of interest expense over the related period. As of December 31, 1997 and 1998, capitalized amounts relating to the caps are not material to the consolidated financial statements.

 Earnings (Loss) Per Share

   Earnings (loss) per share is not presented for the Company, as its common stock is not publicly traded.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. A large percentage of U.S. accounts receivable was generated by the Company's sales to Allegiance Healthcare Corporation ("Allegiance"). This credit risk is mitigated due to the large number of entities comprising Allegiance's worldwide customer base and their dispersion across different regional economies.

   A number of the Company's customers operate in the hospital and reference laboratory market, which may be subject to legislated healthcare reforms. Additionally, at December 31, 1997 and 1998, approximately $59.9 million or 17% and $68.0 million or 29%, respectively, of the Company's non-U.S. accounts receivable were geographically concentrated in Italy. The Company does not expect these risk factors to have a material adverse impact on its results of operations, financial position or liquidity.

 Fair Value of Financial Instruments

   The carrying values of cash equivalents and other current assets and liabilities approximate fair value at December 31, 1997 and 1998 because of the short maturity of these instruments.

   The excess of the fair values of derivative financial instruments over carrying values aggregated $1.7 million at December 31, 1997. The excess of the carrying values of derivative financial instruments over fair values aggregated $3.0 million at December 31, 1998. Fair values are based upon year-end published exchange rates.

                               DADE BEHRING INC.

   The carrying value of the long-term debt of $416.9 million and $373.0 million at December 31, 1997 and 1998, respectively, approximates fair value as the interest rate on each instrument adjusts based upon market interest rate changes. The fair value of the $350.0 million 11 1/8% senior subordinated notes was $390.3 million and $379.2 million at December 31, 1997 and 1998, respectively, based on the trading value at that date.

 Stock-Based Compensation

   Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, the use of a fair value method for recording compensation expense for stock-based compensation plans. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, compensation cost for stock options is based on the excess, if any, of the fair value of the stock at the date of the grant over the amount the employee must pay to acquire the stock (see Note 14).

 Reclassifications

   Certain reclassifications have been made to prior period balances to conform to the current year presentation.

4. Behring Combination

   Effective October 1, 1997, Holdings completed its acquisition of Behring from Hoechst. As consideration for the acquisition, Holdings issued equity securities to Hoechst providing Hoechst with a 32.5% interest in Holdings and paid $0.1 million to Hoechst at closing. Subsequent to closing, Hoechst paid Holdings $54.8 million related to certain adjustments and changes in the Net Assets (as defined in the Agreement and Plan of Contribution related to the acquisition) of Behring, which were treated as a reduction to the final purchase price. The equity securities issued to Hoechst comprise 5,702,383 shares of Holdings' Common Stock and a warrant expiring October 1, 1999 to acquire 1,403,663 additional shares of Holdings' Common Stock for $80.0 million. The issued shares and warrant were valued by independent appraisal at $352.8 million and $16.1 million, respectively, as of October 1, 1997. Holdings contributed Behring to the Company effective October 1, 1997 and the Company recorded in 1997 a capital contribution of $404.6 million, representing the aforementioned appraised values and direct costs of the acquisition. The transaction was accounted for as a purchase and, accordingly, the operating results of Behring have been included in the consolidated operating results since October 1, 1997. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. Since the estimated fair values of the net assets acquired exceeded total acquisition cost, the allocation of purchase price resulted in a pro rata write-off of non-current assets, including in-process research and development projects and the establishment of $18.6 million of negative goodwill, which is being amortized using the straight-line method over 25 years.

   The summary of assets acquired, liabilities assumed and the purchase price paid is as follows (in millions):

      Consideration: stock and warrant issued, net of purchase price adjustments..................................................... $314.1
      Costs of acquisition.............................................   37.9
                                                                        ------
                                                                         352.0
      Liabilities assumed..............................................  349.0
                                                                        ------
      Costs of assets acquired......................................... $701.0
                                                                        ======

                               DADE BEHRING INC.

   The following represents the unaudited pro forma results of operations of the Company as if the Behring Combination had occurred on January 1, 1996 and January 1, 1997, respectively, after giving effect to the following adjustments: write-off of in-process research and development, write-off of inventory step-up, decreased depreciation of property, plant and equipment, decreased amortization of intangibles, decreased amortization of goodwill, and related income tax effects of these adjustments (in millions):

                                                               Pro forma
                                                          Year ended December
                                                                  31,
                                                         ----------------------
                                                            1996        1997
                                                         ----------- ----------
                                                         (Unaudited) (Unaudited)
      Net sales.........................................  $1,449.4    $1,412.1
                                                          ========    ========
      Loss from operations..............................  $ (186.5)   $ (109.4)
                                                          ========    ========
      Loss before extraordinary items...................  $ (163.9)   $ (116.9)
                                                          ========    ========
      Net loss..........................................  $ (188.9)   $ (116.9)
                                                          ========    ========

   The unaudited pro forma results of operations presented above are not necessarily indicative of the results that would have been obtained if the Behring Combination had actually occurred on January 1, 1996 and January 1, 1997 and are not intended to be a projection of future results or trends.

   Loss from operations includes the following significant items:

                                                        Year ended December
                                                                31,
                                                       ----------------------
                                                          1996        1997
                                                       ----------- ----------
                                                       (Unaudited) (Unaudited)
      Write-off of in-process research and
       development....................................   $  99.2    $   1.1
      Write-off of inventory step-up..................     196.2      171.4
      Restructuring costs.............................      55.5       51.1
      Stock-based compensation expense................       --        11.4
      Behring transaction related employee expenses...       --        13.9
      International lag month.........................      (2.4)       --
      Non-cash charge for excess spare parts..........       9.5        --
      Other charges...................................       --        33.5
                                                         -------    -------
                                                           358.0      282.4
          Pro forma loss from operations, as above....    (186.5)    (109.4)
                                                         -------    -------
                                                         $ 171.5    $ 173.0
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

                               DADE BEHRING INC.

5. Dade Chemistry Acquisition

   Effective May 1, 1996, the Company completed the acquisition of Dade Chemistry from DuPont, which was accounted for as a purchase. Accordingly, the purchase price and the direct costs of the Chemistry Acquisition, which aggregated $585.9 million, were allocated to the assets acquired and the liabilities assumed based upon their fair market values at the date of the acquisition. The Chemistry Acquisition was financed principally by the issuance of $350.0 million of senior subordinated notes, a refinancing of bank debt and cash. Since the purchase price exceeded the fair market value of the net assets acquired, the residual, aggregating $145.0 million, was recorded as goodwill. During 1998, $5.0 million of remaining unused restructuring reserves were charged against goodwill and $7.3 million of liabilities established in purchase accounting were not ultimately funded and were reversed to income. The estimated fair values, which were finalized during 1997, are based on independent appraisals, management estimates and arms-length negotiations with DuPont.

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
                                                                         ------
      Costs of assets acquired.......................................... $585.9
                                                                         ======

   The Company's allocation of the Dade Chemistry purchase price includes $98.1 million of costs attributed to in-process research and development projects that have no alternative future use. Accordingly, such costs were expensed upon the consummation of the Chemistry Acquisition. During the fourth quarter of 1996, the Company recorded a non-cash charge of $9.5 million to cost of goods sold to provide for excess spare parts for the Paramax(R) product line. This non-cash charge, which was a direct result of the designation of the Paramax(R) product line as non-core due to the Chemistry Acquisition, appropriately relates to the second quarter of 1996.

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
                                                           =======     =======

   The unaudited pro forma results of operations presented above are not necessarily indicative of the results that would have been obtained if the Chemistry Acquisition had actually occurred on January 1, 1995 and January 1, 1996 and are not intended to be a projection of future results or trends. The decline in net sales for the year ended December 31, 1996 is primarily due to the rationalization of overlapping product lines and product repositioning following the integration of Dade Chemistry. The losses for both periods include a $98.1 million charge related to the write-off of in-process research and development projects that have no alternative future use and the $24.8 million write-off of inventory step-up. In addition, results for 1996 include $15.0 million

                               DADE BEHRING INC.

of restructuring costs, a $9.5 million non-cash charge for excess spare parts as well as incremental and duplicative expenses associated with the development of stand-alone infrastructure in the areas of information systems, finance and human resources as the Company prepared for the termination of the transition service agreements with Baxter and DuPont. Moreover, the synergistic savings that are expected to be realized as a result of the Chemistry Acquisition and the adjustment for the differences in reporting periods for the Company's non-U.S. operations are not reflected in the unaudited pro forma results presented above.

6. Dade Acquisition

   Effective December 16, 1994, the Company, in separate transactions, acquired certain net assets and businesses of the Predecessor, including the stock of various non-U.S. subsidiaries. The Dade Acquisition was recorded in accordance with the purchase method of accounting. In January 1996, the Company received a $9.7 million purchase price adjustment from Baxter, which was charged against negative goodwill in the finalization of acquisition accounting.

7. Inventories

   Inventories consist of the following (in millions):

                                                                   December 31,
                                                                   -------------
                                                                    1997   1998
                                                                   ------ ------
      Raw materials............................................... $ 59.5 $ 48.8
      Work-in-process.............................................   64.0   52.3
      Finished products...........................................  149.0  164.8
                                                                   ------ ------
          Total inventories....................................... $272.5 $265.9
                                                                   ====== ======

8. Net Assets Held for Sale

   Baxter operated a business (Burdick & Jackson) which was identified, along with certain excess land and warehouse facilities at another location, as operations and assets to be sold. The Company recorded "Net assets held for sale," which represented the estimated proceeds to be received from the sale of this business and the excess land and warehouse facilities, plus expected operating cash flow during the holding period. The excess land facilities were sold during the first quarter of 1996 for the expected net proceeds of $10.8 million. Burdick & Jackson was sold during the fourth quarter of 1996 for cash proceeds of $44.0 million, which resulted in a pre-tax loss of $2.8 million.

9. Property, Plant and Equipment

   Property, plant and equipment consist of the following (in millions):

                                                           December 31,
                                                      -------------------------
                                                       1997     1998
                                                      -------  -------
      Land........................................... $   6.3  $   6.8
      Buildings and leasehold improvements...........    29.5     46.0
      Machinery and equipment........................    45.1    100.3
      Equipment placed with customers................   226.8    281.6
      Construction in progress.......................    26.5     57.1
      Capitalized software...........................    16.9     40.9
                                                      -------  -------
      Total property, plant and equipment, at cost...   351.1    532.7
      Accumulated depreciation and amortization......  (136.6)  (228.0)
                                                      -------  -------
          Net property, plant and equipment.......... $ 214.5  $ 304.7
                                                      =======  =======

                               DADE BEHRING INC.

   Equipment placed with customers includes instruments provided at no charge in exchange for contractual commitments for ongoing reagent revenues. The net book value of this equipment was $82.9 million and $102.9 million at December 31, 1997 and 1998, respectively. Management believes the carrying value of this equipment is recoverable from the revenues anticipated from future reagent sales.

10. Restructuring

   In connection with the Behring Combination in 1997, the Company recorded a $40.1 million restructuring charge and allocated $74.3 million ($77.7 million was allocated in connection with the preliminary allocation of purchase price) of the Behring Combination purchase price for a restructuring plan to consolidate manufacturing and distribution operations and eliminate redundant sales, service and administrative functions. These restructuring actions include the closure of the Company's Miami, Florida and Behring's Westwood, Massachusetts manufacturing facilities, the exit from the San Jose administrative/research facility, the consolidation and reorganization of the global sales, marketing and research and development organizations and elimination of administrative redundancies. The actions are expected to be substantially completed within two years. A total of 1,528 employees were identified for termination resulting from these initiatives, 824 of which were employees of the Company prior to the Behring Combination. Of the $40.1 million restructuring charge, $26.4 million relates to employee severance and $13.0 million relates to lease terminations and facility dispositions with the remainder relating to other exit costs. The Behring Combination reserve includes $26.7 million related to employee severance and relocation and $47.6 million related to facility exit costs with the remainder relating to other exit costs. As of December 31, 1997, 69 of the 824 identified Company employees described above had been severed, while 58 of the 704 identified Behring employees had been severed. During 1997, an aggregate of $3.7 million was paid for severance and $9.0 million was paid for exit costs. The reserve as of December 31, 1997 for these restructuring actions was $105.1 million. As of December 31, 1998, 410 of the 824 identified Company employees described above had been severed, while 525 of the 704 identified Behring employees had been severed. During 1998, an aggregate of $26.6 million was paid for severance and relocation and $27.5 million was paid for facility exit and other exit costs. In 1998, excess severance reserves of $4.5 million, resulting from higher than projected employee turnover at the Miami facility, were identified and credited to income. The reserve as of December 31, 1998 for these restructuring actions was $43.2 million, $24.0 million of which is classified in other long-term liabilities.

11. Accrued Liabilities

   Accrued liabilities consist of the following (in millions):

                                                                 December 31,
                                                                 -------------
                                                                  1997   1998
                                                                 ------ ------
      Salaries, wages, commissions, withholdings and other
       payroll taxes............................................ $ 64.7 $ 77.5
      Restructuring.............................................   55.6   19.2
      Property, sales and use and other taxes...................   12.2   22.0
      Deferred service contract revenue/warranty................   16.7   14.1
      Interest payable..........................................   11.1   10.6
      Vendor lease obligations..................................   42.7    --
      Other.....................................................   80.9   85.0
                                                                 ------ ------
                                                                 $283.9 $228.4
                                                                 ====== ======

                               DADE BEHRING INC.

12. Debt

   Long-term debt consists of the following (in millions):

                                                                 December 31,
                                                                 --------------
                                                                  1997    1998
                                                                 ------  ------
      Revolver.................................................. $  --   $ 19.0
      Bank Credit Agreement:
        A Term Loan.............................................  124.5   109.6
        B Term Loan.............................................  104.8    91.1
        C Term Loan.............................................  104.8    91.1
        D Term Loan.............................................   86.5    75.2
      11 1/8% Senior Subordinated Notes.........................  350.0   350.0
                                                                 ------  ------
                                                                  770.6   736.0
          Less current portion..................................   (3.7)  (13.0)
                                                                 ------  ------
                                                                 $766.9  $723.0
                                                                 ======  ======

   To fund the Chemistry Acquisition, the Company refinanced its then existing indebtedness by entering into a new credit agreement with a number of banks ("Bank Credit Agreement"), which provided for borrowing up to $585.0 million, issued $350.0 million of 11 1/8% senior subordinated notes, and repurchased its $120.0 million 13% senior subordinated notes.

   The Company filed a registration statement on Form S-1 in October 1996 under the Securities Act of 1933, to register $350.0 million of its Series B 11 1/8% senior subordinated notes due 2006, which were exchanged for its then outstanding 11 1/8% senior subordinated notes due 2006.

 Bank Credit Agreement

   The Bank Credit Agreement initially consisted of $460.0 million in term loans and $125.0 million in a revolving credit facility ("Revolver"). The borrowings are guaranteed by Holdings and the Company's domestic subsidiaries, and substantially all the domestic assets of the Company are pledged as collateral.

   At December 31, 1996, term-loan indebtedness under the Bank Credit Agreement bore interest at (i) the Base Rate (as defined) plus margins ranging from 1.75% to 2.75% or (ii) the Eurodollar Rate plus margins ranging from 2.75% to 3.75%. At December 31, 1996, the Company funded its borrowings using the Eurodollar Rate. The Eurodollar Rate in effect at December 31, 1996 was 5.94% in respect of A Term Loan, 5.56% in respect of B Term Loan, 5.56% in respect of C Term Loan, and 5.63% in respect of D Term Loan.

   In 1997, the Company amended the Bank Credit Agreement to consist of $460.0 million in term loans and $105.0 million in a Revolver. In addition, the term-loan interest rates were amended to (i) the Base Rate (as defined) plus margins ranging from 1.25% to 2.00% or (ii) the Eurodollar Rate plus margins ranging from 2.25% to 3.00%. At December 31, 1997, the Company funded the borrowings using the Eurodollar Rate. The Eurodollar Rate in effect at December 31, 1997 was 5.75% in respect of A Term Loan, 5.88% in respect of B Term Loan, 5.88% in respect of C Term Loan, and 5.88% in respect of D Term Loan.

   During 1998, the Company amended certain terms of the Bank Credit Agreement. Under the amended terms, term-loan borrowings between January 8 and October 31, 1998 bore interest at (i) the Base Rate (as defined) plus margins ranging from 1.00% to 2.00% or (ii) the Eurodollar Rates plus margins ranging from 2.00% to 3.00%. Effective November 1, 1998, term-loan interest rates reverted to rates in effect during 1997. At December 31, 1998, the Company funded the borrowings using the Eurodollar Rate. The Eurodollar Rate in effect at December 31, 1998 was 5.06% in respect of A Term Loan, 4.99% in respect of B Term Loan, 5.13% in respect of C Term Loan, and 5.19% in respect of D Term Loan.

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

   The Revolver may be repaid and reborrowed at any time and is due December 31, 2001. Borrowings bear interest at the Prime Rate plus a 1.25% margin; at December 31, 1998 the interest rate on the Revolver was 9.0%. The Company is required to pay to the lenders under the Bank Credit Agreement (as amended) a commitment fee equal to 1/2 of 1% per annum, payable on a quarterly basis, on the daily unused portions of the Revolving Credit Facility during such quarter.

   The A, B, C, and D Term Loans mature on December 31, 2001, 2002, 2003, and 2004, respectively.

 Senior Subordinated Notes

   Interest on the 11 1/8% senior subordinated notes due 2006 accrues from the date of issuance and is payable semi-annually on May 1 and November 1. The 11 1/8% senior subordinated notes are redeemable in whole or in part, at the Company's option commencing May 1, 2001. The 11 1/8% senior subordinated notes contain restrictive covenants that include, among others, the incurrence of additional debt, mergers and change of control.

   In connection with the 1996 debt refinancing and purchase of the 13% senior subordinated notes due 2005, $18.1 million ($11.4 million net of tax) and $21.6 million ($13.6 million net of tax) of premiums were recognized as extraordinary items.

 Other Credit Facilities

   At year-end December 31, 1998, the Company's non-U.S. subsidiaries had credit lines from various financial institutions totaling $248.0 million. These credit lines do not have significant commitment fees. These credit lines are principally to provide working capital financing for local operations.

   The Company had utilized $96.4 million of these credit lines at December 31, 1998 at the prevailing local market interest rates.

 Aggregate Maturities of Long-Term Debt

   The aggregate maturities of long-term debt at December 31, 1998 are as follows (in millions):

             1999.............................. $ 13.0
             2000..............................   40.7
             2001..............................   84.8
             2002..............................   89.8
             2003..............................   87.4
             Thereafter........................  420.3
                                                ------
                                                $736.0
                                                ======

                               DADE BEHRING INC.

13. Income Taxes

   Income (loss) before income tax expense is as follows (in millions):

                                                        Years ended December
                                                                 31,
                                                        -----------------------
                                                         1996     1997    1998
                                                        -------  -------  -----
      U.S. (including Puerto Rico)..................... $(103.8) $(184.9) $45.3
      Non-U.S..........................................   (21.9)   (41.5)  32.6
                                                        -------  -------  -----
      Income (loss) before income tax expense.......... $(125.7) $(226.4) $77.9
                                                        =======  =======  =====

 Tax Expense (Benefit)

   Income tax expense (benefit) consists of the following (in millions):

                                                              Years ended
                                                             December 31,
                                                          ---------------------
                                                           1996    1997   1998
                                                          ------  ------  -----
      Current
        U.S.
          Federal........................................ $  --   $  0.2  $ --
          State and local (including Puerto Rico)........    2.6     0.9    0.3
        Non-U.S..........................................    0.2     1.2    4.5
                                                          ------  ------  -----
          Current income tax expense.....................    2.8     2.3    4.8
                                                          ------  ------  -----
      Deferred
        U.S.
          Federal........................................  (35.2)  (58.2)  10.2
          State and local (including Puerto Rico)........   (9.8)  (14.7)   3.6
        Non-U.S..........................................   (3.2)  (13.2)  15.8
                                                          ------  ------  -----
          Deferred income tax expense (benefit)..........  (48.2)  (86.1)  29.6
                                                          ------  ------  -----
            Total income tax expense (benefit)........... $(45.4) $(83.8) $34.4
                                                          ======  ======  =====

 Tax Rates

   Differences between income taxes computed using the U.S. Federal income tax statutory rate of 35% and income tax expense recorded by the Company are attributable to the following (in millions):

                                                             Years ended
                                                            December 31,
                                                         ---------------------
                                                          1996    1997   1998
                                                         ------  ------  -----
      Income tax expense (benefit) at statutory rate.... $(44.0) $(79.3) $27.3
      Tax exempt operations.............................   (2.9)   (3.0)   --
      Nondeductible (non-taxable) goodwill..............    0.5     0.4   (0.2)
      Nondeductible items...............................    1.4     1.1    1.7
      State and local taxes (net of Federal benefit)....   (4.5)   (8.3)   2.7
      Valuation allowances..............................    6.3     2.8    3.3
      Tax on unremitted foreign earnings................   (0.1)    0.7    1.0
      Excess foreign tax charge (benefit)...............   (2.9)   (1.1)   1.4
      Adjustment for prior year items...................    --      --    (3.1)
      Other factors.....................................    0.8     2.9    0.3
                                                         ------  ------  -----
      Income tax expense (benefit)...................... $(45.4) $(83.8) $34.4
                                                         ======  ======  =====

                               DADE BEHRING INC.

 Deferred Taxes

   Deferred tax assets (liabilities) are comprised of the following (in millions):

                                                                December 31,
                                                                --------------
                                                                 1997    1998
                                                                ------  ------
      Gross deferred tax liabilities........................... $(17.1) $(33.5)
                                                                ------  ------
      Property, plant and equipment basis differences..........   76.4    53.5
      Trade receivables basis difference.......................   17.1    10.5
      Inventory basis difference...............................   28.5    30.5
      Accrued liabilities not currently deductible.............   85.1    57.1
      Intangible assets basis difference.......................  122.2    69.6
      Net operating loss carryforwards.........................  123.8   202.2
      Other....................................................    9.4     8.1
                                                                ------  ------
      Gross deferred tax assets................................  462.5   431.5
      Valuation allowance......................................  (65.2)  (56.2)
                                                                ------  ------
      Net deferred tax assets..................................  397.3   375.3
                                                                ------  ------
                                                                $380.2  $341.8
                                                                ======  ======

   In assessing the realizability of the gross deferred tax assets at December 31, 1998, management analyzed the Company's forecast for future taxable earnings (and losses) by jurisdiction and other relevant factors and concluded that recoverability of the deferred tax asset of $375.3 million, net of a $56.2 million valuation allowance, was more likely than not. This analysis also supported the release in 1998 of $6.2 million and $1.0 million of valuation allowances previously established against deferred tax assets arising in France and Belgium, respectively.

   The Company received a tax exemption grant from Puerto Rico during 1996 which provided that its manufacturing operations be partially exempt from local Puerto Rico taxes until the year 2014. The tax benefit of this local grant was approximately $4.1 million for the year ended December 31, 1997.

   The Company has also filed an election to be taxed under Section 936 for its Puerto Rico operations for Federal income tax purposes. The total Federal income tax benefit of Section 936 treatment was approximately $3.0 million for the year ended December 31, 1997.

   The company ceased its manufacturing operations in Puerto Rico in the first quarter of 1998. Accordingly, no local or Federal tax benefits were recorded for these operations in 1998. Appropriate taxes have been provided for the cost of repatriation of all available earnings generated prior to the closing of these operations.

   At December 31, 1997 and 1998, the Company had net operating loss carryforwards available in the United States for Federal income tax return purposes of $254.5 million and $367.8 million, respectively, which expire during 2004 through 2013. United States tax rules impose limitations on the use of net operating losses and excess tax bases following certain changes in ownership. If such a change were to occur, the limitation could reduce the amount of these benefits that would be available to offset future taxable income, starting with the year of ownership change. The $367.8 million of net operating loss carryforward at December 31, 1998 includes $77.9 million of United States net operating loss carryforward from the pre-combination Behring entity. Since the use of these loss carryforwards is subject to the change in ownership limitation, a full deferred tax valuation has been recorded. Additionally, at December 31, 1998, the Company had net operating loss carryforwards available in countries outside of the United States of $126.6 million with various dates of expiration. Since a use of a portion of these benefits is subject to statutory carryforward limitations, valuation allowances on $57.0 million of net operating loss carryforwards from outside the U.S. have been recorded at December 31, 1998.

   Deferred United States Federal income taxes and non-U.S. withholding taxes have been provided on the undistributed earnings of certain subsidiaries deemed available for dividend repatriations, principally Puerto

                               DADE BEHRING INC.

Rico, Switzerland and the United Kingdom. In other foreign jurisdictions with accumulated earnings, it is management's intent to permanently reinvest earnings locally or use available cash to pay down local debt. No provision has been made for non-U.S. withholding taxes or U.S. Federal or state taxes on undistributed earnings of approximately $0.2 million and $1.7 million at December 31, 1997 and 1998, respectively. Should such earnings be remitted to the Company, there would be limited use of credits, if any, which could be used to offset the U.S. taxes due upon repatriation.

14. Stockholder's Equity

 Common Stock

   The Company's Common Stock consists of 1,000 authorized shares of $.01 par value stock with voting rights, of which 1,000 shares were issued and outstanding at December 31, 1997 and 1998. All outstanding shares at December 31, 1997 and 1998 were owned by Holdings.

 Stock Purchase and Option Plans

   Holdings has various stock purchase and option plans ("Plans") principally for the benefit of the Company's employees. The Plans provide for the sale of 53,594 shares of Holdings' Class L Common Stock and the sale or granting of options of 2,823,402 shares of Holdings' Common Stock. The stock options are exercisable either over time (Time Options) or upon the achievement of certain investment return levels by certain owners of Holdings (Performance Options). All stock options vest within ten years of the date of grants.

   During 1996 and 1997, 6,050 shares of Holdings' Class L Common Stock and 54,450 shares of Holdings' Common Stock were sold at $44.00 and $4.00 per share, respectively. Management believes the purchase prices for these stock purchases reasonably approximated the fair market value of the stock at the respective dates of sale. Additionally, during 1997, 24,000 shares of Holdings' Common Stock were acquired by certain executives of the Company at a price $32.50 below the fair market value of Holdings' Common Stock at that date, as established by an independent valuation. Stock compensation expense of $0.8 million was recorded by the Company in 1997 related to these stock purchases. No shares of Holdings' Class L Common Stock or of Holdings' Common Stock were sold during 1998.

   All stock options granted during 1996 have exercise prices that management believes equaled or exceeded the fair market value of the Holdings' Common Stock on the dates of the grants. During 1997 and 1998, certain option grants were made with exercise prices below fair market values of Holdings' Common Stock, based on independent valuations. Time Options generally vest ratably over a five-year period and have a ten-year term. Performance Options become exercisable at $7 or $16 per share either within ten years of grant or earlier if investment returns (as defined) of three times or five times, respectively, the total investment (as defined) of the original investors of the Company is achieved. Stock option activity during 1996, 1997, and 1998 was as follows:


                                                   1996      1997       1998
                                                  -------  ---------  ---------
      Outstanding at January 1................... 629,170    684,170  1,782,450
      Time Options
        Granted..................................  84,000    994,400    182,000
        Exercised................................ (54,900)   (40,840)   (15,100)
        Forfeited................................  (9,500)   (59,340)   (49,676)
      Performance Options
        Granted..................................  60,400    262,574        --
        Exercised................................     --         --         --
        Forfeited................................ (25,000)   (58,514)   (18,076)
                                                  -------  ---------  ---------
      Outstanding at December 31................. 684,170  1,782,450  1,881,598
                                                  =======  =========  =========
      Exercisable at December 31.................  62,740    114,080    632,033
      Available for grant at December 31.........  22,500    336,912    222,664

                               DADE BEHRING INC.

   Weighted average option exercise price information for 1996, 1997 and 1998 is as follows:

                                                            1996   1997   1998
                                                           ------ ------ ------
      Time Options
        Outstanding at January 1.......................... $ 0.50 $ 1.40 $15.97
        Granted........................................... $ 4.00 $19.36 $37.72
        Exercised......................................... $ 0.50 $ 1.35 $ 1.68
        Forfeited......................................... $ 0.50 $ 1.25 $21.18
        Outstanding at December 31........................ $ 1.40 $15.97 $18.96
        Exercisable at December 31........................ $ 0.50 $ 1.94 $12.59
      Performance Options
        Outstanding at January 1.......................... $11.50 $11.50 $11.50
        Granted........................................... $11.50 $11.50 $  --
        Exercised......................................... $  --  $  --  $  --
        Forfeited......................................... $11.50 $11.50 $11.50
        Outstanding at December 31........................ $11.50 $11.50 $11.50
        Exercisable at December 31........................ $  --  $  --  $  --

   Effective April 1, 1997, 46,500 Time Options with an exercise price of $4.00, 99,787 Performance Options with an exercise price of $7.00 and 99,787 Performance Options with an exercise price of $16.00 were granted, which represented discounts of $14.00, $11.00 and $2.00, respectively, below fair market value of Holdings' Common Stock at that date, as established by an independent valuation. Effective October 1, 1997, 860,900 Time Options with exercise prices of $0.50-$34.50 were granted, which represented a discount of $23.00-$57.00 from fair market value of Holding's Common Stock at that date, as established by an independent valuation. Accordingly, stock compensation expense of $10.6 million was recorded by the Company in 1997 related to these grants. Between March and October 1998, 182,000 Time Options with exercise prices of $34.50-$51.75 were granted, which represented a discount of $5.75- $23.00 from the approximate fair market value of Holdings' Common Stock at those dates. Accordingly, stock compensation expense of $1.5 million was recorded by the Company in 1998 related to these grants.

   Significant option groups outstanding at December 31, 1998 and related weighted average price and life information is as follows:

                                                                 Exercisable
                                    Options Outstanding            Options
                              -------------------------------- ----------------
                                         Weighted
                                          Average     Weighted         Weighted
                              Number     Remaining    Average  Number  Average
                                of      Contractual   Exercise   of    Exercise
   Grant Date                 Shares  Life (in years)  Price   Shares   Price
   ----------                 ------- --------------- -------- ------- --------
   Time Options--7/31/95..... 192,440         7        $ 1.35  145,500  $ 1.53
   Time Options--7/31/96.....  54,000         8        $ 4.00   16,800  $ 4.00
   Time Options--2/5/97-
    8/25/97..................  86,500         9        $ 4.00   17,300  $ 4.00
   Time Options--10/1/97..... 823,304         9        $21.48  416,233  $15.19
   Time Options--3/98-10/98.. 182,000        10        $37.72   36,200  $35.26
   Performance Options--
    7/31/95.................. 130,950         7        $ 7.00      --   $  --
   Performance Options--
    7/31/95.................. 130,950         7        $16.00      --   $  --
   Performance Options--
    7/31/96..................  23,200         8        $ 7.00      --   $  --
   Performance Options--
    7/31/96..................  23,200         8        $16.00      --   $  --
   Performance Options--
    2/5/97-8/25/97........... 117,527         9        $ 7.00      --   $  --
   Performance Options--
    2/5/97-8/25/97........... 117,527         9        $16.00      --   $  --

                               DADE BEHRING INC.

   As Holdings' Common Stock is not publicly traded, the fair value of options was estimated using the minimum value method as prescribed in SFAS No. 123, using the following assumptions:

                                                                 1996  1997  1998
                                                                 ----  ----  ----
      Expected life (years):
        Time Options............................................   5     5     5
        Performance Options.....................................   3     2    --
      Interest rate:
        Time Options............................................ 5.5%  5.7%  5.4%
        Performance Options..................................... 5.4%  5.6%   --
      Dividend yield:
        Time Options............................................ 0.0%  0.0%  0.0%
        Performance Options..................................... 0.0%  0.0%   --

   The fair values at the date of grant of the Time Options and Performance Options granted during 1996 were $0.1 million and $0.1 million, respectively. No stock-based compensation expense was recorded in 1996. Pro forma stock-based compensation would not have been significant in 1996 had the fair value of options granted in 1996 been recognized as compensation expense on a straight-line basis over the vesting of the grants. The fair values at the date of grant of the Time Options and Performance Options granted during 1997 were $36.1 million and $1.6 million, respectively. Pro forma stock-based compensation for 1997 would not be materially different from the recorded expense had the fair value of the options granted in 1996 and 1997 been recognized as compensation expense on a straight-line basis over the vesting of the grants. The fair values at the dates of grant of the Time Options granted during 1998 were $5.2 million. Pro forma stock-based compensation for 1998 would have been $2.2 million higher than the recorded expense had the fair value of the options granted in 1996 through 1998 been recognized as compensation expense on a straight-line basis over the vesting of the grants.

15. Transactions with Baxter and Allegiance

   Commencing in December 1994, the Company and Baxter entered into a distribution agreement within the United States. The U.S. Distribution Agreement, which became effective at the closing of the Dade Acquisition, gave Baxter's U.S. Distribution Division the right, generally on an exclusive basis, to sell the Predecessor's domestic products in the areas in which Baxter's U.S. Distribution Division previously sold the Predecessor's products. Effective October 1, 1996, Baxter "spun-off" its distribution business as Allegiance and Allegiance assumed the Company's Distribution Agreement. The term of this agreement, as amended, extends to December 31, 2000. Allegiance may terminate the agreement at any time after the four-year anniversary date by providing the Company with at least six months prior written notice. The Company may also terminate the agreement at any time after the eighteen-month anniversary with at least six months prior written notice. Net sales to Baxter's U.S. Distribution Division aggregated $221.8 million for the year ended December 31, 1996. Net sales to Allegiance totaled $72.2 million, $257.5 million, and $230.7 million for the years ended December 31, 1996, 1997, and 1998, respectively. At December 31, 1997 and 1998, receivables from Allegiance totaled $67.8 million and $51.0 million, respectively.

16. Related Party Transactions

   The Company and Holdings entered into five-year Management Services Agreements with Bain Capital and Goldman, Sachs & Co. (an affiliate of GS Capital). Pursuant to these agreements, they will pay Bain Capital and Goldman, Sachs & Co., subject to compliance with the terms of the indenture governing the 11 1/8% senior subordinated notes, an aggregate annual fee of up to $3.0 million plus their respective out-of-pocket expenses in return for management consulting in the areas of corporate finance; corporate strategy; investment analysis;

                               DADE BEHRING INC.

market research and business development; advisory services and support, negotiation; analysis of financial alternatives, acquisitions and dispositions; and other services. In connection with the Chemistry Acquisition (Note 5), the Company paid $11.4 million for advisory fees and expenses to Bain Capital and $3.6 million to Goldman, Sachs & Co. The Company paid, in the aggregate, $18.8 million to Bain Capital, Goldman, Sachs & Co. and Hoechst in connection with the Behring Combination (Note 4).

   Included in marketing and administrative expense for the years 1996, 1997 and 1998 are advisory fees and expenses paid to Bain Capital and Goldman, Sachs & Co. totalling $3.0 million, $1.7 million and $3.3 million, respectively. Also in 1998, strategic consulting fees of $0.9 million were paid to Bain and Company, an affiliate of Bain Capital.

   Pursuant to Transition Services Agreements dated September 30, 1997, Hoechst provides the Company with certain support services including administrative support, warehousing and distribution services, human resource support, information systems support, accounting support and office space. The Transition Services Agreements have various terms from October 1, 1997 through December 31, 1999. The Company paid $7.9 million and $12.1 million to Hoechst related to these agreements for the three months ended December 31, 1997 and for the year ended December 31, 1998, respectively.

   Hoechst subleases office space to one of the Company's former Behring sites pursuant to a sublease dated October 1, 1997. Rent expense related to this sublease totaled $0.9 million and $3.5 million for the three months ended December 31, 1997 and for the year ended December 31, 1998, respectively.

   Net sales to Hoechst totaled $14.1 million and $52.7 million for the three months ended December 31, 1997 and for the year ended December 31, 1998, respectively. At December 31, 1997 and 1998, receivables from Hoechst totaled $21.3 million and $11.7 million, respectively. At December 31, 1997 and 1998, payables to Hoechst totaled $12.4 million and $13.9 million, respectively.

17. Retirement Programs

 Pension Plans

   The Company maintains non-contributory defined benefit pension plans covering substantially all employees in the United States and Puerto Rico ("U.S. Plans") and a combination of contributory and non-contributory plans in certain non-U.S. locations ("Non-U.S. Plans"). Through December 31, 1996, the U.S. Plans' benefits are based on years of service and the employees' compensation during five of the last ten years of employment as defined by the plans. Effective January 1, 1997, the Company amended its pension plan covering U.S. employees to change to a cash balance formula. The Company's funding policy is to make contributions to the trusts of the plans that meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974 ("ERISA").

   Under the terms of the Behring Combination (Note 4), effective January 1, 1998, the employees' pension assets and liabilities of Behring were transferred into various Company Plans and the Company assumed responsibility for the liability for future benefits payable under the terms of the Company's Plans for those employees as of January 1, 1998. The Company reimbursed Hoechst for the service costs of those Plans for the period October 1, 1997 through December 31, 1997.

                               DADE BEHRING INC.

   Under the terms of the Chemistry Acquisition (Note 5), the transferred DuPont employees' pension assets and liabilities were transferred directly into the existing Domestic Plans and the Company assumed responsibility for the liability for future benefits payable under the terms of the Company's plan for those employees as of the Chemistry Acquisition date.

   Under the terms of the Dade Acquisition (Note 6), Baxter retained liability for future benefits payable to existing retirees and non-transferred employees of the Predecessor as of the Dade Acquisition date, and the Company established new plans for retained active employees. During 1995, substantially all of the assets were transferred to the new plans. At December 31, 1997 and December 31, 1998, plan assets primarily consist of stocks, bonds and contracts with insurance companies.

                                                  1997              1998
                                             ---------------- -----------------
                                              U.S.   Non-U.S.  U.S.    Non-U.S.
                                             ------  -------- -------  --------
Change in benefit obligation:
  Benefit obligation at beginning of year... $ 73.2   $ 23.9  $  90.9   $ 52.0
  Service cost..............................    7.6      1.8     10.2      2.2
  Interest cost.............................    6.7      1.2      7.6      1.7
  Plan participants' contributions..........    --       --       --       --
  Amendments................................    --       --       --       --
  Actuarial (gain) loss.....................    7.0      1.1      6.8     (0.9)
  Acquisition...............................    --      22.7      --       --
  Curtailments..............................    --        --      0.2     (0.4)
  Benefits paid.............................   (3.6)    (1.1)    (8.7)    (1.4)
  Foreign currency changes..................     --      2.4      --       3.8
                                             ------   ------  -------   ------
Benefit obligation at end of year........... $ 90.9   $ 52.0  $ 107.0   $ 57.0
                                             ------   ------  -------   ------
Change in plan assets:
  Fair value of plan assets at beginning of
   year..................................... $104.1   $ 14.5  $ 112.0   $ 24.2
  Actual return on plan assets..............   11.6      1.1      5.0      0.3
  Acquisition...............................    --      22.7      --       --
  Employer contribution.....................    --       --       --       0.2
  Plan participants' contributions..........    --       --       --       --
  Benefits paid.............................   (3.6)    (0.7)    (8.7)    (0.6)
  Foreign currency changes..................     --    (13.4)     --       1.7
                                             ------   ------  -------   ------
  Fair value of plan assets at end of year.. $112.1   $ 24.2  $ 108.3   $ 25.8
                                             ------   ------  -------   ------
Funded status at end of year:
  Accumulated benefit obligation............ $(87.2)  $ 41.5  $(102.8)  $ 49.0
                                             ------   ------  -------   ------
  Funded status............................. $ 20.9   $(27.1) $   1.2   $(24.7)
  Unrecognized net actuarial (gain) loss....    9.2      1.3     21.4     (0.7)
  Unrecognized prior service cost...........   (8.7)     --      (7.1)     --
  Foreign currency changes..................    --       3.6      --      (5.0)
                                             ------   ------  -------   ------
  Net amount recognized--(accrued) prepaid
   at end of year........................... $ 21.4   $(22.2) $  15.5   $(30.4)
                                             ------   ------  -------   ------

                               DADE BEHRING INC.

                                                      1997           1998
                                                  -------------  -------------
                                                          Non-           Non-
                                                  U.S.    U.S.   U.S.    U.S.
                                                  -----  ------  -----  ------
Amounts recognized in the statement of financial
 position consist of:
  Prepaid benefit cost (accrued benefit
   liability)...................................  $21.0  $(23.7) $21.4  $(22.2)
  Net periodic pension cost.....................    3.6    (2.3)  (6.0)   (5.2)
  Intangible asset..............................    0.3     --     --     (0.3)
  Accumulated other comprehensive income........    0.1     --     --      --
  Company contributions.........................    --      --     --      1.1
  SFAS 88 adjustment............................    --      --     --     (0.7)
  Benefits paid.................................   (3.6)    --     0.1     2.3
  Foreign currency charges......................    --      3.8    --     (5.4)
                                                  -----  ------  -----  ------
  Net amount recognized--(accrued) prepaid at
   end of year..................................  $21.4  $(22.2) $15.5  $(30.4)
                                                  -----  ------  -----  ------

                              1996              1997              1998
                         ----------------  ----------------  ----------------
                         U.S.   Non-U.S.   U.S.   Non-U.S.    U.S.   Non-U.S.
                         -----  ---------  -----  ---------  ------  --------
Weighted-average
 assumptions as of
 December 31:
  Discount rate.........  7.75%       5.0%  7.75%  3.5%-6.5%   7.00% 3.5%-6.0%
  Expected return on
   plan assets..........  9.50%       5.4%  9.50%  3.5%-5.5%   9.50% 3.0%-5.5%
  Rate of compensation
   increase.............  4.50% 3.25%-4.0%  4.50% 3.25%-4.0%   4.50% 2.5%-4.0%
Components of net
 periodic benefit cost:
  Service cost.......... $ 5.6      $ 1.8  $ 7.6      $ 1.8  $ 10.2     $ 2.9
  Interest cost.........   5.1        0.7    6.8        1.2     7.6       2.2
  Expected return on
   plan assets..........  (8.0)      (0.8)  (9.7)      (0.7)  (10.4)     (0.8)
  Amortization of prior
   service cost.........   1.5        --    (1.1)       --     (1.1)      0.1
  Recognized net
   actuarial loss.......   --         --     --         --      --        --
                         -----  ---------  -----  ---------  ------  --------
  SFAS 87 cost..........   4.2        1.7    3.6        2.3     6.3       4.4
                         -----  ---------  -----  ---------  ------  --------
  SFAS 88 charges:
  Curtailment charge
   (credit).............  (2.3)       0.2    --         --     (0.3)      0.8
                         -----  ---------  -----  ---------  ------  --------
    Total net periodic
     benefit cost....... $ 1.9      $ 1.9  $ 3.6      $ 2.3  $  6.0     $ 5.2
                         =====  =========  =====  =========  ======  ========

 Savings Plan

   Most U.S. employees are eligible to participate in a Company sponsored qualified 401(k) plan. Participants may contribute up to 12% of their annual compensation, up to certain limits, to the 401(k) plan and the Company matches the participants' contributions, up to 2% of compensation. Matching contributions made by the Company were $3.2 million for the year ended December 31, 1996, $2.9 million for the year ended December 31, 1997, and $3.6 million for the year ended December 31, 1998.

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

 Letters of Credit

   As of December 31, 1998, the Company has letters of credit outstanding of approximately $8.5 million.

                               DADE BEHRING INC.

 Operating Leases

   The Company leases certain facilities and equipment under operating leases expiring at various dates. Many of these operating leases contain renewal options. Future minimum lease payments under noncancelable operating leases at December 31, 1998 are as follows (in millions):

             1999.............................. $ 43.7
             2000..............................   37.6
             2001..............................   34.2
             2002..............................   31.0
             2003..............................   25.9
             Thereafter........................   68.2
                                                ------
                 Total......................... $240.6
                                                ======

   Total expense for all operating leases was $14.1 million for the year ended December 31, 1996, $22.9 million for the year ended December 31, 1997, and $43.9 million for the year ended December 31, 1998.

19. Business Segment and Geographic Information

   The business of the Company is in vitro diagnostic ("IVD") products. The operating segments derive substantially all their revenues from the manufacture and marketing of IVD products and services. The Company's operating structure includes the following operating segments: United States, Germany, Other Europe, Asia-Pacific, and All Other.

   Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Management evaluates segment performance based upon EBITDA, which is a widely accepted measure of a company's ability to incur and/or service indebtedness. EBITDA represents the sum of net income, depreciation and amortization expense, non-cash stock-based compensation expense, non-recurring integration expenses, and other non-recurring operating charges and other non-cash charges. EBITDA includes substantially all cost of goods sold, marketing and administrative expenses, and research and development expenses. EBITDA for the U.S. and Germany includes research and development costs for products that are sold by all operating segments.

                               DADE BEHRING INC.

   Financial information by segment for the years ended December 31, 1996, 1997 and 1998 is summarized as follows (in millions):

                                   United States Germany Other Europe Asia-Pacific All Other(2)  Total
                                   ------------- ------- ------------ ------------ ------------ --------
December 31, 1996 and the year then ended (1)
  Revenue from external customers.   $  559.5    $ 48.3     $100.8       $ 69.3      $  17.9    $  795.8
  Intersegment revenues...........       61.0       --         1.5          --           --         62.5
  Interest expense................       66.1       0.1        0.5          0.2          --         66.9
  Segment EBITDA..................       84.0       6.4        4.4         12.0         19.7       126.5
  Segment assets..................    1,491.9      27.4      162.1         52.2          0.5     1,734.1
December 31, 1997 and the year then ended
  Revenue from external customers.      649.1      71.7      145.8         82.6         31.3       980.5
  Intersegment revenues...........      111.9      15.1       12.3          --           --        139.3
  Interest expense................       86.6       --         2.1          0.6          0.3        89.6
  Segment EBITDA..................      117.7      27.3       22.0          6.0          3.0       176.0
  Segment assets..................    1,482.3     189.6      243.8         74.5         34.4     2,024.6
  Expenditures for segment assets.       39.9       4.0       19.5          4.3          0.7        68.4
December 31, 1998 and the year then ended
  Revenue from external customers.      687.2     158.6      293.9        111.7         33.8     1,285.2
  Intersegment revenues...........       74.1     182.0      108.6          1.3          --        366.0
  Interest expense................       78.0       3.1        0.9          0.8          0.8        83.6
  Depreciation and amortization...       28.2      13.6       25.0          5.2        (13.2)       58.8
  Segment EBITDA..................      100.0      26.3      108.7         17.9          5.7       258.6
  Segment assets..................    2,048.5     491.7      233.3         90.0       (696.2)    2,167.3
  Expenditures for segment assets.   $   57.6    $ 26.4     $ 42.8       $ 12.0      $   0.2    $  139.0

--------
(1) Expenditures for segment assets for the year ended December 31, 1996 are not presented due to impracticality.
(2) Includes the effects of purchase accounting which have not been reflected in segment accounting records. Consequently, asset write-downs resulting from bargain purchases are reflected in the All Other column.

                               DADE BEHRING INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

                                                          December 31,
                                                   ----------------------------
                                                     1996      1997      1998
                                                   --------  --------  --------
Reconciliation of reportable segments:
Revenues
  Total revenue for reportable segments........... $  840.4  $1,088.5  $1,617.4
  Other revenues..................................     17.9      31.3      33.8
  Elimination of intersegment revenues............    (62.5)   (139.3)   (366.0)
                                                   --------  --------  --------
      Total consolidated revenues................. $  795.8  $  980.5  $1,285.2
                                                   --------  --------  --------
EBITDA
  Total EBITDA from reportable segments........... $  106.8  $  173.0  $  252.9
  Other EBITDA....................................     19.7       3.0       5.7
                                                   --------  --------  --------
      Total EBITDA................................ $  126.5  $  176.0  $  258.6
                                                   --------  --------  --------
EBITDA to Income (Loss) Before Taxes
  Total EBITDA.................................... $  126.5  $  176.0  $  258.6
  Less: Depreciation and amortization.............    (38.4)    (50.7)    (56.7)
     Interest expense, net........................    (65.6)    (87.8)    (80.5)
     Purchase accounting related charges..........   (122.9)   (172.5)      --
     Restructuring (charges) credits..............    (15.0)    (40.1)      4.5
     Non-recurring charges and other..............    (10.3)    (37.9)    (10.3)
     Stock-based compensation.....................      --      (11.4)    (13.1)
     Integration costs............................      --       (2.0)    (24.6)
                                                   --------  --------  --------
  Income (loss) before taxes...................... $ (125.7) $ (226.4) $   77.9
                                                   ========  ========  ========
Assets
  Total assets for reportable segments............ $1,733.6  $1,990.2  $2,863.5
  Other assets....................................      0.5      34.4    (696.2)
  Elimination of intercompany receivables.........   (729.0)   (514.2)   (633.9)
                                                   --------  --------  --------
      Total consolidated assets................... $1,005.1  $1,510.4  $1,533.4
                                                   ========  ========  ========

                               DADE BEHRING INC.

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (Dollars in millions)

                                            Additions
                                        -----------------
                               Balance  Charged                          Balance
                                 at     to costs Charged                   at
                              Beginning   and    to other                End of
                              of Period expenses accounts   Deductions   Period
                              --------- -------- --------   ----------   -------
Year ended December 31, 1996
  Allowance for bad debts....  $  6.8      8.1                 (5.3)      $ 9.6
  Income tax valuation
   allowance.................  $ 13.6      6.3     (0.8)(1)               $19.1
Year ended December 31, 1997
  Allowance for bad debts....  $  9.6     17.0      6.3 (2)    (5.2)      $27.7
  Income tax valuation
   allowance.................  $ 19.1      9.0     45.2 (2)    (6.2)      $65.2
                                                   (1.9)(1)
Year ended December 31, 1998
  Allowance for bad debts....  $ 27.7      4.0      1.3       (15.0)      $18.0
  Income tax valuation
   allowance.................  $ 65.2      3.3      1.2 (1)   (13.5)(3)   $56.2

--------
(1) Impact of foreign currency translation.
(2) Acquired in the Behring combination.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, in the City of Deerfield, State of Illinois, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1999.

                                                  /s/ Steven W. Barnes
                                          By: _________________________________
                                                     Steven W. Barnes
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 24, 1999.

                 Signature                                     Title
                 ---------                                     -----


         /s/ Steven W. Barnes               President, Chief Executive Officer and
___________________________________________   Director
             Steven W. Barnes                 (principal executive officer)

     /s/ James W. P. Reid-Anderson          Chief Administrative Officer, Chief
___________________________________________   Financial Officer and Director (principal
         James W. P. Reid-Anderson            financial officer)

         /s/ Glenn R. Richter               Senior Vice President/Controller
___________________________________________   (principal accounting officer)
             Glenn R. Richter

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

            /s/ Adam Kirsch                 Director
___________________________________________
                Adam Kirsch

        /s/ John P. Connaughton             Director
___________________________________________
            John P. Connaughton

        /s/ Joseph H. Gleberman             Director
___________________________________________
            Joseph H. Gleberman

         /s/ Scott T. Garrett               Director
___________________________________________
             Scott T. Garrett

                               INDEX TO EXHIBITS

  Exhibit
  Number                        Document Description
  -------                       --------------------
  3.1      Certificate of Incorporation of the Company. Incorporated by
           reference to Exhibit 3.1 to the Company's Form S-1
           Registration Statement under the Securities Act of 1933, as filed on October 4, 1996.
  3.2      Amendment to Certificate of Incorporation of the Company.
  3.3      Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K under the
           Securities Exchange Act of 1934, as filed on March 31, 1998.
  4.1      Indenture dated as of May 7, 1996 between the Company and IBJ
           Schroeder Bank & Trust Company. Incorporated by reference to
           Exhibit 4.1 to the Company's Form S-1 Registration Statement
           under the Securities Act of 1933, as filed on October 4, 1996.
  4.2      Amended and Restated Registration Agreement dated as of
           October 1, 1997 among Dade Behring Holdings, Inc., Hoechst AG and other parties signatory thereto.
 10.1      Amended and Restated Credit Agreement dated as of April 29,
           1997 among Diagnostics Holding, Inc., the Company, various lending institutions and Bankers Trust Company, as Agent.
           Incorporated by reference to Exhibit 10.5 to the Company's
           Form 10-Q under the Securities Exchange Act of 1934, as filed on May 15, 1997.
 10.2      First Amendment to Credit Agreement dated as of September 11,
           1997 among Diagnostics Holding, Inc., the Company, various lending institutions and Bankers Trust Company, as Agent.
           Incorporated by reference to Exhibit 10.1 to the Company's
           Form 8-K under the Securities Exchange Act of 1934, as filed on October 20, 1977.
 10.3      Second Amendment to Credit Agreement dated as of December 12,
           1997 among Dade Behring Holdings, Inc., the Company, various lending institutions and Bankers Trust Company, as Agent.
 10.4      Third Amendment to Credit Agreement dated as of January 8,
           1998 among Dade Behring Holdings, Inc., the Company, various lending institutions and Bankers Trust Company, as Agent.
           Incorporated by reference to Exhibit 10.1 to the Company's
           Form 10-Q under the Securities Exchange Act of 1934, as filed on May 15, 1998.
 10.5      Fourth Amendment and Waiver to Credit Agreement dated as of
           March 22, 1998 among Dade Behring Holdings, Inc., the Company, various lending institutions and Bankers Trust Company, as
           Agent. Incorporated by reference to Exhibit 10.2 to the
           Company's Form 10-Q under the Securities Exchange Act of 1934, as filed on May 15, 1998.
 10.6      Fifth Amendment to Credit Agreement dated as of April 30, 1998 among Dade Behring Holdings, Inc., the Company, various
           lending institutions and Bankers Trust Company, as Agent.
           Incorporated by reference to Exhibit 10.1 to the Company's
           Form 10-Q under the Securities Exchange Act of 1934, as filed on August 14, 1998.
 10.7      Sixth Amendment to Credit Agreement dated as of April 30, 1998 among Dade Behring Holdings, Inc., the Company, various
           lending institutions and Bankers Trust Company, as Agent.
           Incorporated by reference to Exhibit 10.2 to the Company's
           Form 10-Q under the Securities Exchange Act of 1934, as filed on August 14, 1998.
 10.8      Seventh Amendment to Credit Agreement dated as of July 8, 1998 among Dade Behring Holdings, Inc., the Company, various
           lending institutions and Bankers Trust Company, as Agent.
           Incorporated by reference to Exhibit 10.3 to the Company's
           Form 10-Q under the Securities Exchange Act of 1934, as filed on August 14, 1998.

  Exhibit
  Number                        Document Description
  -------                       --------------------
 10.9      Eighth Amendment to Credit Agreement dated as of October 16,
           1998 among Dade Behring Holdings, Inc., the Company, various lending institutions and Bankers Trust Company, as Agent.
           Incorporated by reference to Exhibit 10.1 to the Company's
           Form 10-Q under the Securities Exchange Act of 1934, as filed on November 16, 1998.
 10.10     Security Agreement dated as of May 7, 1996 among Diagnostics
           Holding, Inc., the Company, certain subsidiaries of the
           Company and Bankers Trust Company, as Collateral Agent.
           Incorporated by reference to Exhibit 10.2 to the Company's
           Form S-1 Registration Statement under Securities Act of 1933, as filed on October 4, 1996.
 10.11     Pledge Agreement dated as of May 7, 1996 among Diagnostics
           Holding, Inc., the Company, various subsidiaries of the
           Company and Bankers Trust Company, as Collateral Agent.
           Incorporated by reference to Exhibit 10.3 to the Company's
           Form S-1 Registration Statement under the Securities Act of
           1933, as filed on October 4, 1996.
 10.12     Asset Purchase and Sale Agreement dated December 11, 1995, as amended and restated on May 7, 1996, between E.I. du Pont de
           Nemours and Company and Dade Chemistry Systems Inc.
           Incorporated by reference to Exhibit 2.1 to the Company's Form
           8-K under the Securities Exchange Act of 1934, as filed on May
           22, 1996 (No. 33-90462).
 10.13     Agreement and Plan of Combination by and between Diagnostics
           Holding, Inc. and Hoechst A.G. dated as of June 24, 1997 and supplemented on July 2, 1997 and as further supplemented on
           September 29, 1997 and September 30, 1997. Incorporated by
           reference to Exhibit 2.1 to the Company's Form 8-K under the
           Securities Exchange Act of 1934, as filed on October 20, 1997.
 10.14     Cooperation and Collaboration Agreement executed as of October
           1, 1997 between Dade Behring Holdings, Inc. and Hoechst AG.
           Incorporated by reference to Exhibit 10.18 to the Company's
           Form 8-K under the Securities Exchange Act of 1934, as filed on October 20, 1997.
 10.15     Transition Services Agreement dated as of September 30, 1997 between Diagnostics Holding, Inc. and Hoechst AG.
 10.16     Amended and Restated Stockholders Agreement dated as of
           October 1, 1997 between Dade Behring Holdings, Inc. and the other parties signatory thereto. Incorporated by reference to
           Exhibit 10.7 to the Company's Form 8-K under the Securities
           Exchange Act of 1934, as filed on October 20, 1997.
 10.17     Management Services Agreement dated as of December 20, 1994 by and among the Company and Bain Capital, Inc. Incorporated by reference to Exhibit 10.7 to the Company's Form S-4
           Registration Statement under the Securities Act of 1933, as filed on March 20, 1995 (No. 33-90462) as amended by Amendment
           No. 1 to Management Services Agreement dated as of May 7,
           1996. Incorporated by reference to Exhibit 10.8 to the
           Company's Form S-1 Registration Statement under the Securities
           Act of 1933, as filed on October 4, 1996.
 10.18     Management Services Agreement dated as of December 20, 1994 by and among the Company and Goldman, Sachs & Co. Incorporated by reference to Exhibit 10.8 to the Company's Form S-4
           Registration Statement under the Securities Act of 1933, as filed on March 20, 1995 (No. 33-90462).
 10.19     Tax Law Change Indemnification dated as of December 16, 1994 between Baxter International Inc. and Diagnostics Holding,
           Inc. Incorporated by reference to Exhibit 10.9 to the
           Company's Form S-4 Registration Statement under the Securities
           Act of 1933, as filed on March 20, 1995 (No. 33-90462).

  Exhibit
  Number                        Document Description
  -------                       --------------------
 10.20     Amended and Restated Exclusive Distribution Agreement dated as of September 15, 1995, by and between the Company and Baxter
           Healthcare Corporation as amended on September 26, 1996.
           Incorporated by reference to Exhibit 10.11 to the Company's
           Form S-1 Registration Statement under the Securities Act of
           1933, as filed on October 4, 1996.
 10.21     Second Amendment to Amended and Restated Exclusive
           Distribution Agreement made and entered into as of October 1,
           1997 by and between the Company and Allegiance Healthcare
           Corporation. Incorporated by reference to Exhibit 10.11 to the
           Company's Form 8-K under the Securities Exchange Act of 1934, as filed on October 20, 1997.
 10.22     Third Amendment to the Amended and Restated Exclusive
           Distribution Agreement dated as of May 27, 1998 between the
           Company and Allegiance Healthcare Corporation.
 10.23     1995 Executive Stock Purchase and Option Plan. Incorporated by
           reference to Exhibit 10.1 to the Company's Form 10-Q
           Registration Statement under the Securities Exchange Act of
           1934, as filed on August 14, 1995 (No. 33-90462).
 10.24     1995 Management Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q under the
           Securities Exchange Act of 1934, as filed on August 14, 1995
           (No. 33-90462).
 10.25     Form of Agreement under 1995 Executive Stock Purchase and
           Option Plan. Incorporated by reference to Exhibit 10.3 to the
           Company's Form 10-Q under the Securities Exchange Act of 1934, as filed on August 14, 1995 (No. 33-90462).
 10.26     Form of Agreement under 1995 Management Stock Option Plan.
           Incorporated by reference to Exhibit 10.4 to the Company's
           Form 10-Q under the Securities Exchange Act of 1934, as filed on August 14, 1995 (No. 33-90462).
 10.27     1996 Executive Stock Purchase and Option Plan. Incorporated by
           reference to Exhibit 10.16 to the Company's Form S-1
           Registration Statement under the Securities Act of 1933, as filed on October 4, 1996.
 10.28     Form of Agreement under 1996 Executive Stock Option Plan.
           Incorporated by reference to Exhibit 10.17 to the Company's
           Form S-1 Registration Statement under the Securities Act of
           1933, as filed on October 4, 1996.
 10.29     1997 Executive Stock Purchase and Option Plan. Incorporated by
           reference to Exhibit 10.1 to Company's Form 10-Q under the
           Securities Exchange Act of 1934, as filed on May 15, 1997.
 10.30     Form of Agreement under 1997 Executive Stock Purchase and
           Option Plan. Incorporated by reference to Exhibit 10.2 to the
           Company's Form 10-Q under the Securities Exchange Act of 1934, as filed on May 15, 1997.
 10.31     1997 Management Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q under the
           Securities Exchange Act of 1934, as filed on May 15, 1997.
 10.32     Form of Agreement under 1997 Management Stock Option Plan.
           Incorporated by reference to Exhibit 10.4 to the Company's
           Form 10-Q under the Securities Exchange Act of 1934, as filed on May 15, 1997.
 10.33     1997 Executive Stock Purchase and Option Plan. Incorporated by
           reference to Exhibit 10.23 to the Company's Form 10-K under the Securities Exchange Act of 1934, as filed on March 31,
           1998.

  Exhibit
  Number                        Document Description
  -------                       --------------------
 10.34     Employment Agreement effective as of October 1, 1997 between the Company and Steve Barnes. Incorporated by reference to
           Exhibit 10.3 to the Company's Form 10-Q under the Securities
           Exchange Act of 1934, as filed on May 15, 1998.
 10.35     Employment Agreement Addendum effective October 1, 1997
           between the Company and Steve Barnes. Incorporated by
           reference to Exhibit 10.4 to the Company's Form 10-Q under the
           Securities Act of 1934, as filed on May 15, 1998.
 10.36     Employment letter dated August 1, 1996 between the Company and
           James Reid-Anderson.
 10.37     Managing Director-Employment Agreement dated August 19, 1998 between Dade Behring Holding GmbH and Friedhelm Blobel.
 10.38     Employment letter dated January 8, 1997 between the Company and Marc Casper.
 10.39     Separation Agreement dated July 20, 1998 between the Company and Marc Casper.
 10.40     Executive Agreement dated as of October 1, 1997 between Dade
           Behring Holdings, Inc. and Steve Barnes.
 10.41     Executive Agreement dated as of October 1, 1997 between Dade
           Behring Holdings, Inc. and James Reid-Anderson.
 21.1      Subsidiaries of the Company.
 23.1      Report of Independent Accountants on Financial Statement
           Schedule.
 27.1      Financial Data Schedule.