Form 10-Q
period 1999-03-31
DADE BEHRING INC
filed 1999-05-17
CIK 942307

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                            ________________

                               FORM 10-Q
                            ________________

                               (Mark One)

       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly period ended March 31, 1999

                                   OR

       [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from _____ to _____

                     Commission File No. 333-13523

                             DADE BEHRING INC.
                     (Formerly Dade International Inc.)
           (Exact name of Registrant as specified in its charter)


           Delaware                           36-3949533
 (State or other jurisdiction              (I.R.S. Employer
 of incorporation or organization)        Identification No.)


     1717 Deerfield Road,                     60015-0778
     Deerfield, Illinois                      (Zip Code)
(Address of principal executive
           offices)


   Registrant's telephone number, including area code: (847) 267-5300

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No [  ]

  The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of May 10, 1999, the latest practicable date, was 1,000 shares.

                           DADE BEHRING INC.

                           TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                         PAGE
                                                         NO.

Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of     2
           December 31, 1998 and March 31, 1999
           (unaudited)

           Condensed Consolidated Statements of            3
           Operations and Comprehensive Income
           (unaudited) for the three months ended March
           31, 1998 and March 31, 1999

           Condensed Consolidated Statements of Cash       4
           Flows (unaudited) for the three months ended
           March 31, 1998 and March 31, 1999

           Notes to the Condensed Consolidated             5
           Financial Statements (unaudited)

Item 2.    Management's Discussion and Analysis of         8
           Financial Condition and Results of
           Operations

Item 3.    Quantitative and Qualitative Disclosures       10
           about Market Risk

PART II    OTHER INFORMATION


Item 1.    Legal Proceedings                              11

Item 6.    Exhibits and Reports on Form 8-K               11

           Signature                                      12

                           DADE BEHRING INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
            (Dollars in millions, except share-related data)
                                             December 31  March 31
ASSETS                                           1998       1999
                                                         (Unaudited)
Current assets:
  Cash and cash equivalents ..............    $   25.8   $   13.3
  Accounts receivable, net ...............       353.5      336.1
  Inventories ............................       265.9      265.6
  Prepaid expenses and other current assets        7.3        8.2
  Deferred income taxes ..................        76.8       76.8
     Total current assets ................       729.3      700.0

Property, plant and equipment, net........       304.7      326.7
Debt issuance costs, net..................        31.2       29.8
Goodwill, net.............................       126.5      124.9
Deferred income taxes.....................       269.7      259.8
Other assets..............................        72.0       89.8
     Total assets ........................    $1,533.4   $1,531.0


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt ......    $   13.0   $   22.4
  Short-term debt ........................        96.4       97.7
  Accounts payable .......................       130.7      117.0
  Accrued liabilities ....................       228.4      209.7
     Total current liabilities ...........       468.5      446.8

Long-term debt, less current portion......       373.0      391.8
Senior subordinated notes.................       350.0      350.0
Other liabilities.........................        92.6       89.4
     Total liabilities ...................     1,284.1    1,278.0

Commitments and contingencies.............        -           -
Stockholder's equity:
  Common stock, $.01 par value, 1,000
    shares authorized, issued and outstanding     -           -
  Additional paid-in capital .............       493.0      493.0
  Unearned stock-based compensation ......       (11.5)     (10.0)
  Notes receivable on capital contribution        (0.2)      (0.2)
  Accumulated deficit ....................      (209.4)    (194.7)
  Accumulated other comprehensive income
    (loss) ...............................       (22.6)     (35.1)
     Total stockholder's equity ..........       249.3      253.0
     Total liabilities and stockholder's
       equity ............................    $1,533.4   $1,531.0

See accompanying notes to condensed consolidated financial statements.

                           DADE BEHRING INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME
                         (Dollars in millions)
                              (Unaudited)
                                                Three Months Ended
                                                     March 31,
                                                 1998        1999
Net sales.................................      $325.9      $319.0
Operating costs and expenses:
  Cost of goods sold .....................       130.5       128.2
  Marketing and administrative expenses ..       131.2       125.3
  Research and development expenses ......        22.6        21.0
  Goodwill amortization expense ..........         1.6         1.5
Income from operations....................        40.0        43.0
Other income (expense):
  Interest expense, net ..................       (20.1)      (20.5)
  Other ..................................        (0.2)        2.0
Income before income taxes................        19.7        24.5
Income tax expense........................         7.3         9.8
Net income................................        12.4        14.7
Other comprehensive income (loss), before
  tax:
  Foreign currency translation adjustments        (1.1)      (12.7)
  Unrealized gain on marketable securities         -           0.2
Other comprehensive income (loss).........        (1.1)      (12.5)
Income tax expense related to items of
  comprehensive income (loss).............         -           -
Other comprehensive income (loss), net of
  tax                                             (1.1)      (12.5)
Comprehensive income.................           $ 11.3      $  2.2

See accompanying notes to condensed consolidated financial statements.

                            DADE BEHRING INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in millions)
                               (Unaudited)
                                               Three Months Ended
                                                    March 31,
                                                1998        1999
Operating Activities:
  Net income ..............................    $  12.4     $  14.7
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization expense .     13.3        14.6
      Stock-based compensation expense ......      3.0         1.5
    Deferred income taxes ...................      9.0         9.9
    Changes in balance sheet items:
      Accounts receivable, net ..............     (3.6)        3.3
      Inventories ...........................      8.4        (6.0)
      Prepaid expenses and other current
        assets ..............................      -          (1.3)
      Accounts payable ......................    (22.1)      (10.3)
      Accrued liabilities ...................     17.5       (14.1)
      Other, net ............................     (4.0)      (16.6)
        Net cash flow provided (utilized)
          by operating activities ...........     33.9        (4.3)

Investing Activities:
  Acquisitions, net of acquired cash ........      -          (3.8)
  Capital expenditures ......................    (20.2)      (34.0)
        Net cash flow utilized by investing
          activities.........................    (20.2)      (37.8)

Financing Activities:
  Proceeds from issuance of short-term debt,
    net of repayments........................     36.4         1.3
  Proceeds from revolving credit facility,
    net of repayments........................      -          29.0
  Repayment of borrowings under long-term
    loans....................................     (0.9)       (0.8)
        Net cash flow provided by financing
          activities.........................     35.5        29.5

Effect of foreign exchange rates on cash.....     (0.6)        0.1
        Net increase (decrease) in cash and
        cash equivalents.....................     48.6       (12.5)

Cash and Cash Equivalents:
  Beginning of period .......................   $ 20.5     $  25.8
  End of period .............................   $ 69.1     $  13.3

See accompanying notes to condensed consolidated financial statements.

                             DADE BEHRING INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

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

    Effective October 1, 1997, Holdings acquired (the "Behring Combination") the stock and beneficial interest of various subsidiaries of Hoechst that operated its worldwide in vitro diagnostic business ("Behring"). The stock and beneficial interest was contributed to the Company effective October 1, 1997. The operating results and acquired assets and assumed liabilities of the Behring Combination, which was accounted for as a purchase, have been reflected in the Company's consolidated financial statements since October 1, 1997.


2.  Basis of Presentation

    The consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the consolidated financial statements of the Company as of December 31, 1998 and notes thereto, are adequate to make the information presented not misleading. In management's opinion, the condensed consolidated financial statements reflect all adjustments necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

3.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead costs. Market for raw materials is based on replacement costs and, for other inventory classifications, on net realizable value. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories consist of the following (in millions):

                              December 31,   March 31,
                                  1998         1999
      Raw materials ......       $ 48.8       $ 48.3
      Work-in-process ....         52.3         51.9
      Finished products ..        164.8        165.4
         Total Inventories       $265.9       $265.6


4.  Business Segment and Geographic Information

    The business of the Company is in vitro diagnostic ("IVD") products. The operating segments derive substantially all their revenues from the manufacture and marketing of IVD products and services. The Company's operating structure includes the following operating segments:
United States, Germany, Other Europe, Asia-Pacific, and All Other. The business segment information provided is based on local statutory operating results, adjusted to conform to U.S. generally accepted accounting principles, and may not be comparable on a period-over-period basis as intercompany profit is not allocated to the individual operating segments.

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

    Financial information by segment for the three months ended March 31, 1998 and 1999 is summarized as follows (in millions):

                            United          Other   Asia-     All
                            States Germany  Europe Pacific  Other(1) Total

Three Months ended
  March 31, 1998 (2)
    Revenue from external
      customers..........   $174.1  $39.9    $75.6   $28.3   $ 8.0   $325.9
    Segment EBITDA ......     22.3    0.5     17.9     0.8    19.0     60.5

Three Months ended
  March 31, 1999 (2)
    Revenue from external
      customers ..........  $157.3  $42.5    $84.1   $25.4   $ 9.7   $319.0
  Segment EBITDA .........    24.0   (3.3)    36.3     3.2     7.3     67.5
________
(1) Includes the effects of purchase accounting which have not been reflected in segment accounting records. Consequently, the impact of asset write-downs resulting from bargain purchases are reflected in the All Other column. Segment EBITDA includes unallocated intercompany profit.
(2)  Intersegment revenue is not presented due to impracticality.

    A reconciliation of segment EBITDA to income before income taxes for the three months ended March 31, 1998 and 1999 is summarized as follows (in millions):

                                       Three Months Ended
                                            March 31,
                                        1998        1999
  Segment EBITDA ............          $ 41.5      $ 60.2
  Other EBITDA ..............            19.0         7.3
    Total EBITDA ............            60.5        67.5
    Less:  Depreciation and
      amortization...........           (13.3)      (14.6)
      Interest expense, net (1)         (18.6)      (19.1)
      Year 2000 remediation
        costs                             -          (3.8)
      Non-recurring charges
        and other                        (0.3)       (0.5)
      Stock-based compensation           (3.0)       (1.5)
      Integration costs .....            (5.6)       (3.5)
  Income before income taxes           $ 19.7      $ 24.5
________
(1) Differs from the income statement by the amount of amortization of deferred financing fees, which is included within depreciation and amortization above.


5.   Subsequent Event

     On May 3, 1999, the Company announced that Hoechst would increase its ownership percentage in Holdings through a share repurchase program to be accomplished through a recapitalization and refinancing of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Company's 1998 Annual Report on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the year ended December 31, 1998. The following management's discussion and analysis focuses on material changes since that time and should be read in conjunction with the 1998 Annual Report on Form 10-K. Relevant trends that are reasonably likely to be of a material nature are discussed to the extent known.

    Certain statements included in this discussion are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income levels, estimated Year 2000 expenditures and remediation plans, and cash flow and liquidity. Such forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to global economic and business conditions, governmental and regulatory policies, Year 2000 remediation actions of suppliers and others, and the competitive environment in which the Company operates. These and other risks are discussed in some detail below as well as in other documents filed by the Company with the Securities and Exchange Commission.

Results of Operations

    Net Sales. Net sales for the three months ended March 31, 1999 totaled $319.0 million as compared to $325.9 million in the comparable year-ago quarter reflecting a $6.9 million or 2.1% decrease which is primarily related to the impact of non-strategic business divestitures that occurred in third quarter 1998. Excluding sold businesses, revenues grew by $1.3 million or $0.4% compared to the comparable year-ago quarter results. The company experienced strong sales growth from Dimension., Stratus CS., Hemostasis and other core products offset by planned declines in non-core Paramax, Stratus and aca product lines.

  Gross Profit. Gross profit for the three months ended March 31, 1999 totaled $190.8 million compared to $195.4 million in the comparable year-ago quarter. The $4.6 million or 2.4% decrease was attributable primarily to the impact of sold businesses and non-recurring costs related to the Behring integration and Year 2000 remediation expenses offset by cost reductions related to the Behring integration. Gross margins for the three months ended March 31, 1999 were 59.8% compared to 60.0% in the comparable year-ago quarter.

    Marketing and Administrative Expense. Marketing and administrative expense for the three months ended March 31, 1999 totaled $125.3 million as compared to $131.2 million in the comparable year-ago quarter. The $5.9 million or 4.5% decrease was attributable to the continued realization of cost reduction initiatives related to the Behring integration partially off-set by $2.8 million of Year 2000 remediation expenses.

    Research and Development Expense. Research and development expense for the three months ended March 31, 1999 totaled $21.0 million as compared to $22.6 million in the comparable year-ago quarter. The $1.6 million or 7.1% decrease was attributable primarily to cost synergies related to eliminating overlapping or redundant R&D projects, offset by increased investment in new products. Research and development expenditures are primarily focused on the development of new instrument platforms, expansion of test menus and investment in advanced diagnostics and point-of-care technologies.

    Income From Operations. Income from operations increased $3.0 million to $43.0 million as cost reductions related to the Behring integration were partially off-set by the impact of sold businesses and the impact of non-recurring Year 2000 remediation costs.

    Net Interest Expense. Net interest expense for the three months ended March 31, 1999 totaled $20.5 million as compared to $20.1 million in the comparable year-ago quarter. The $0.4 million or 2.0% increase was attributable to higher borrowing levels offset partially by lower interest rates.

    Other Income. Other income of $2.0 million for the three months ended March 31, 1999 includes a gain of $2.3 million from the settlement of a patent infringement matter.

    Income Taxes. The effective income tax rate for the three months ended March 31, 1999 was approximately 40%, an increase of 3% from the rate recorded for the comparable year-ago quarter to reflect the estimated full year effective tax rate for 1999.

    Net Income. Net income for the three months ended March 31, 1999 totaled $14.7 million as compared to $12.4 million in the comparable year-ago quarter. The $2.3 million or 18.5% increase was attributable primarily to higher income from operations and the gain included in other income.

Liquidity and Capital Resources

    The Company's primary liquidity requirements are for working capital, capital expenditures, restructuring expenditures and debt service. Historically, the Company has funded its liquidity needs with a combination of cash flows from operations, borrowings under its revolving credit facility and other short-term borrowing arrangements.

    Working capital at March 31, 1999 totaled $253.2 million as compared to $260.8 million at December 31, 1998. The $7.6 million or 2.9% decrease was attributable primarily to a seasonal reduction in accounts receivable and lower levels of inventory, offset partially by decreased accrued liabilities.

    Capital expenditures, including instrument placements in customer locations, totaled $34.0 million for the three months ended March 31, 1999 as compared to $20.2 million in the comparable year-ago quarter. The $13.8 million increase was attributable primarily to integration-related investments for stand-alone infrastructure, integration-related expenditures for information systems and increased investment in gross profit generating instrument placements with customers.

    Inflation affects the cost of goods and services used by the Company. Inflation has been modest in recent years. Overall product prices have been relatively stable during the past three years, and the Company continues to mitigate the adverse effects of inflation primarily through new product offerings, improved productivity and cost containment and improvement programs.

    On May 3, 1999, the Company announced that Hoechst would increase its ownership percentage in Holdings through a share repurchase program to be accomplished through a recapitalization and refinancing of the Company. Completion of the share repurchase program may result in, among other things, the non-cash write-off of a portion of deferred financing fees, the incurrence of additional financing fees, higher levels of indebtedness, and increased stock-based compensation expense.

    Management believes cash flows from operating activities, together with available short-term and revolving credit facilities under the Company's existing credit agreements, will be sufficient to permit the Company to meet its foreseeable financial obligations, exclusive of the planned share repurchase program described above, and to fund its operations and planned investments.


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

    Based on the results of the review, a formal plan has been established by the Company to address Year 2000 issues. The plan is monitored by the Company's Year 2000 Program Office, comprised of senior management in key functional areas, which reports on a regular basis to executive management on the plan's status. Although the identification and successful remediation of all Year 2000 issues cannot be assured with certainty, the Company expects a successful execution of its Year 2000 plan. The inability of the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and financial condition.

    The plan, which provides a process for periodic progress reporting on a site and region basis, prioritizes mission-critical and urgent Year 2000 issues. Progress against the plan is meeting interim mileposts. Approximately 59% of all identified internal applications requiring remediation have been made ready as of March 31, 1999. The majority of mission-critical and urgent Year 2000 product and internal systems issues are planned to be remedied by the end of the second quarter of 1999, and all are expected to be resolved no later than the end of the third quarter of 1999. Contingency plans, as necessary, are being formulated and are expected to be completed by the end of the third quarter of 1999.

    In connection with the resolution of Year 2000 issues, the Company incurred expenses of approximately $3.8 million in the three months ended March 31, 1999 and expects to incur expenses of approximately $26.2 million in the remaining three quarters of 1999. Expenses in 2000 are expected to be immaterial. However, there can be no assurance that these costs will not be greater than anticipated.


Item 3. Qualitative and Quantitative Disclosures about Market Risk.

    The Company's 1998 Annual Report on Form 10-K contains qualitative and quantitative disclosures about market risk as of and for the year ended December 31, 1998. No material changes in the Company's market risk have occurred since December 31, 1998.


PART II

Item 1.  Legal Proceedings.

    The Company is involved in a number of legal proceedings arising in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company's business or financial condition.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              None.

         (b)  Reports on Form 8-K.

         On May 11, 1999, the Registrant filed a Current Report on
Form 8-K reporting (a) a number of executive changes, including the appointment of James W.P. Reid-Anderson as President and Chief Operating Officer, and Glenn R. Richter as Senior Vice President and Chief

Financial Officer and (b) that its sole shareholder, Dade Behring
Holdings, Inc., had announced a stock repurchase program.

                                SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                DADE BEHRING INC.
                                (Registrant)



Date:  May 17, 1999              By:/s/Glenn R. Richter
                                    Glenn R. Richter
                                    Senior Vice President and Chief
                                      Financial Officer
                                      (Duly authorized Officer of
                                       Registrant)