Form 10-Q
period 1999-06-30
DADE BEHRING INC
filed 1999-08-16
CIK 942307

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

 (Mark
  One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition period from      to

                         Commission File No. 333-13523

                               DADE BEHRING INC.
                       (Formerly Dade International Inc.)
             (Exact name of Registrant as specified in its charter)

                Delaware                               36-3949533
      (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)

1717 Deerfield Road, Deerfield, Illinois               60015-0778
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (847) 267-5300

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of August 16, 1999, the latest practicable date, was 1,000 shares.

                               DADE BEHRING INC.

                               TABLE OF CONTENTS

 Part I  Financial Information                                         Page No.
 ------  ---------------------                                         --------
 Item 1. Financial Statements (unaudited)............................
         Condensed Consolidated Balance Sheets as of December 31,
         1998 and June 30, 1999 (unaudited)..........................      2
         Condensed Consolidated Statements of Operations and
         Comprehensive Income (unaudited) for the three months ended and for the six months ended June 30, 1998 and June 30,
         1999........................................................      3
         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the six months ended June 30, 1998 and June 30, 1999....      4
         Notes to the Condensed Consolidated Financial Statements
         (unaudited).................................................      5
 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      8
 Item 3. Quantitative and Qualitative Disclosures about Market Risk..     12
 Part II Other Information
 ------- -----------------
 Item 1. Legal Proceedings...........................................     12
 Item 6. Exhibits and Reports on Form 8-K............................     12
         Signature...................................................     13

                               DADE BEHRING INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (Dollars in millions, except share-related data)

                                                       December 31,  June 30,
                        ASSETS                             1998        1999
                        ------                         ------------ -----------
                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents...........................   $   25.8    $   30.4
  Accounts receivable, net............................      353.5       353.6
  Inventories.........................................      265.9       273.1
  Prepaid expenses and other current assets...........        7.3         9.7
  Deferred income taxes...............................       76.8        86.9
                                                         --------    --------
    Total current assets..............................      729.3       753.7
                                                         --------    --------
Property, plant and equipment, net....................      304.7       350.6
Debt issuance costs, net..............................       31.2        46.8
Goodwill, net.........................................      126.5       123.0
Deferred income taxes.................................      269.7       279.5
Other assets..........................................       72.0        84.0
                                                         --------    --------
    Total assets......................................   $1,533.4    $1,637.6
                                                         ========    ========

     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
     ----------------------------------------------
Current liabilities:
  Current portion of long-term debt...................   $   13.0    $    4.5
  Short-term debt.....................................       96.4       101.0
  Accounts payable....................................      130.7       133.9
  Accrued liabilities.................................      228.4       265.6
                                                         --------    --------
    Total current liabilities.........................      468.5       505.0
                                                         --------    --------
Long-term debt, less current portion..................      373.0       871.1
Senior subordinated notes.............................      350.0       350.0
Other liabilities.....................................       92.6        88.1
                                                         --------    --------
    Total liabilities.................................    1,284.1     1,814.2
                                                         --------    --------
Commitments and contingencies.........................        --          --
Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares
   authorized, issued and outstanding.................        --          --
  Additional paid-in capital..........................      493.0       516.9
  Unearned stock-based compensation...................      (11.5)       (7.5)
  Notes receivable on capital contribution............       (0.2)        --
  Accumulated deficit.................................     (209.4)     (651.9)
  Accumulated other comprehensive loss................      (22.6)      (34.1)
                                                         --------    --------
    Total stockholder's equity (deficit)..............      249.3      (176.6)
                                                         --------    --------
    Total liabilities and stockholder's equity
     (deficit)........................................   $1,533.4    $1,637.6
                                                         ========    ========

     See accompanying notes to condensed consolidated financial statements.

                               DADE BEHRING INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                             (Dollars in millions)
                                  (Unaudited)

                                                                  Six Months
                                           Three Months Ended        Ended
                                                June 30,           June 30,
                                           --------------------  --------------
                                             1998       1999      1998    1999
                                           ---------  ---------  ------  ------
Net sales................................  $   318.8  $   322.6  $644.7  $641.6
Operating costs and expenses:
  Cost of goods sold.....................      128.5      145.4   259.0   273.6
  Marketing and administrative expenses..      122.8      165.5   254.0   290.8
  Research and development expense.......       21.9       22.0    44.5    43.0
  Goodwill amortization expense..........        1.1        1.6     2.7     3.1
  Restructuring expense..................        --        16.5     --     16.5
                                           ---------  ---------  ------  ------
Income (loss) from operations............       44.5      (28.4)   84.5    14.6
                                           ---------  ---------  ------  ------
Other income (expense):
  Interest expense, net..................      (20.7)     (21.1)  (40.8)  (41.6)
  Other..................................       (0.1)       3.6    (0.3)    5.6
                                           ---------  ---------  ------  ------
Income (loss) before income taxes........       23.7      (45.9)   43.4   (21.4)
Income tax expense (benefit).............        8.8      (18.4)   16.1    (8.6)
                                           ---------  ---------  ------  ------
Income (loss) before extraordinary items.       14.9      (27.5)   27.3   (12.8)
Extraordinary loss related to early
 retirement of debt (net of $5.9 million
 income tax benefit).....................        --        (8.8)    --     (8.8)
                                           ---------  ---------  ------  ------
Net income (loss)........................  $    14.9  $   (36.3) $ 27.3  $(21.6)
                                           ---------  ---------  ------  ------
Other comprehensive income (loss), before
 tax:
  Foreign currency translation
   adjustments...........................        1.7        0.8     0.6   (11.9)
  Unrealized gain (loss) on marketable
   securities............................       (0.1)       0.2    (0.1)    0.4
                                           ---------  ---------  ------  ------
Other comprehensive income (loss)........        1.6        1.0     0.5   (11.5)
Income tax expense related to items of
 comprehensive income (loss).............        --         --      --      --
                                           ---------  ---------  ------  ------
Other comprehensive income (loss), net of
 tax.....................................        1.6        1.0     0.5   (11.5)
                                           ---------  ---------  ------  ------
Comprehensive income (loss)..............  $    16.5  $   (35.3) $ 27.8  $(33.1)
                                           =========  =========  ======  ======


     See accompanying notes to condensed consolidated financial statements.

                               DADE BEHRING INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in millions)
                                  (Unaudited)

                                                                     Six
                                                                 Months Ended
                                                                   June 30,
                                                                 -------------
                                                                 1998    1999
                                                                 -----  ------
Operating Activities:
  Net income (loss)............................................. $27.3  $(21.6)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization expense.......................  26.9    32.3
    Stock-based compensation expense............................   6.0    27.3
    Writeoff of debt issuance costs.............................   --     14.7
    Deferred income taxes.......................................  16.5   (19.9)
    Changes in balance sheet items:
      Accounts receivable, net.................................. (10.2)  (19.4)
      Inventories...............................................   4.1   (18.0)
      Prepaid expenses and other current assets.................   --     (2.4)
      Accounts payable.......................................... (12.2)    8.5
      Accrued liabilities....................................... (15.4)  (11.9)
      Other, net................................................   2.8   (13.9)
                                                                 -----  ------
        Net cash flow provided (utilized) by operating
         activities.............................................  45.8   (24.3)
                                                                 -----  ------
Investing Activities:
  Acquisitions, net of acquired cash............................   --     (7.4)
  Capital expenditures.......................................... (52.0)  (65.5)
                                                                 -----  ------
        Net cash flow utilized by investing activities.......... (52.0)  (72.9)
                                                                 -----  ------
Financing Activities:
  Proceeds from issuance of short-term debt, net of repayments..  43.9    15.3
  Debt issuance costs...........................................   --    (33.2)
  Proceeds from borrowings under revolving credit facility......   --    218.5
  Repayment of borrowings under revolving credit facility.......   --   (237.5)
  Proceeds from borrowings under bank credit agreement..........   --    875.0
  Retirement of previous bank credit agreement..................   --   (369.1)
  Repayment of borrowings under bank credit agreement...........  (1.9)   (0.8)
  Dividend to parent............................................   --   (366.1)
                                                                 -----  ------
        Net cash flow provided by financing activities..........  42.0   102.1
                                                                 -----  ------
Effect of foreign exchange rates on cash........................  (0.2)   (0.3)
                                                                 -----  ------
        Net increase in cash and cash equivalents...............  35.6     4.6
Cash and Cash Equivalents:
  Beginning of period...........................................  20.5    25.8
                                                                 -----  ------
  End of period................................................. $56.1  $ 30.4
                                                                 =====  ======
Non-Cash Supplemental Disclosure of Cash Flow Information:
  Unpaid dividend declared......................................   --     54.8

     See accompanying notes to condensed consolidated financial statements.

                               DADE BEHRING INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. Organization and Business

   Dade Behring Inc. (the "Company"), formerly Dade International Inc., was incorporated in Delaware in 1994 and is a wholly-owned subsidiary of Dade Behring Holdings, Inc. ("Holdings"), formerly Diagnostics Holding Inc. Bain Capital, Inc., GS Capital Partners, L.P. (an affiliate of Goldman Sachs Group, L.P.), their respective related investors ("Bain" and "Goldman Sachs"), Hoechst A.G. and certain of its affiliates ("Hoechst") and the management of the Company own substantially all of the capital stock of Holdings. The Company develops, manufactures and markets in vitro diagnostic equipment, reagents, consumable supplies and services worldwide.

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

2. Basis of Presentation

   The consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the consolidated financial statements of the Company as of December 31, 1998 and notes thereto, are adequate to make the information presented not misleading. In management's opinion, the condensed consolidated financial statements reflect all adjustments necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

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

                               DADE BEHRING INC.

                                  (Unaudited)

                                                           December 31, June 30,
                                                               1998       1999
                                                           ------------ --------
      Raw materials.......................................    $ 48.8     $ 50.7
      Work-in-process.....................................      52.3       52.7
      Finished products...................................     164.8      169.7
                                                              ------     ------
        Total inventories.................................    $265.9     $273.1
                                                              ======     ======

4. Restructuring

   In June 1999, in connection with a reorganization of the Company's management structure to reduce operating costs and plans to increase productivity primarily in the Company's U.S. and European sales and service and R&D groups, the Company recorded a $16.5 million restructuring charge. The Company expects to incur 65% of this restructuring charge in fiscal 1999 and the remainder in fiscal 2000. Nearly all of the restructuring charges are severance-related, with a total of approximately 140 employees identified for termination resulting from these activities. As of June 30, 1999, $3.4 million of this restructuring charge had been utilized and 18 employees had been severed.

5. Recapitalization

   In June 1999, Holdings completed a recapitalization and refinancing plan that included the repurchase by Holdings of a portion of its Common Stock held or obtainable upon exercise of options by Bain, Goldman Sachs, management and others, and the refinancing of the Company's bank credit facility.

   Under the recapitalization, a portion of Class L Common and Common Stock owned by Bain and Goldman Sachs was repurchased by Holdings for $365.4 million. Additionally, a portion of Holdings' management-owned stock options and Class L Common and Common Stock was repurchased for $33.4 million and $21.4 million, respectively. Holdings funded the cost of the recapitalization from the proceeds of a $420.9 million dividend from the Company.

   Subsequent to the recapitalization, Hoechst's ownership percentage of Holdings increased to approximately 46%, excluding the warrant held by Hoechst to purchase 1,275,816 shares of voting Common Stock, with Bain, Goldman Sachs, management and others owning the remaining ownership interests. The voting rights percentage of Hoechst remained unchanged at 31.2%.

   Advisory fees and out-of-pocket expenses of $16.8 million associated with the Company's review and consideration of strategic alternatives and mergers and acquisitions leading up to the recapitalization transaction were expensed in June 1999.

6. Debt

   In June 1999, the Company refinanced its existing bank credit facility by entering into a $1.25 billion senior bank credit facility consisting of $875 million of term loans and $375 million of revolving credit facilities, of which none of the revolving credit facilities had been drawn upon at June 30, 1999. Similar to the prior bank credit facility, the borrowings are secured by the stock of the Company's U.S. subsidiaries, all tangible and intangible U.S. assets, and a portion of the stock of the Company's foreign subsidiaries. The term loans and revolving credit facilities bear interest at variable rates based on applicable margins ranging from either 1.50% to 2.125% in excess of the prime lending rate or from 2.50% to 3.125% in excess of LIBOR. At June 30, 1999, the Company's borrowings were funded using the prime lending rate. The prime lending rate in effect at June 30, 1999 was 8.0%.

                               DADE BEHRING INC.

                                  (Unaudited)

   The term loans have gradual amortization requirements with minimal repayment requirements in the first two years and final maturity dates between 2005 and 2007. The final maturity date of the revolving credit facilities is 2005. The revolving credit facilities are subject to a commitment fee of .50% of the unused portion of the facilities.

   The bank credit agreement contains various restrictive covenants, including mandatory repayments under certain conditions, minimum interest coverage, maximum leverage ratios, and other covenants, which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset purchases and sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

   The Company capitalized approximately $33.2 million in financing fees related to the refinancing that will be amortized over the life of the loans. Net deferred financing fees of $14.7 million related to the previous credit agreement were written off as an extraordinary loss of $8.8 million, net of taxes, in June 1999.

7. Business Segment and Geographic Information

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

   Financial information by segment for the six months ended June 30, 1998 and 1999 is summarized as follows (in millions):

                                  United          Other   Asia-    All
                                  States Germany  Europe Pacific Other(1) Total
                                  ------ -------  ------ ------- -------- ------
Six Months ended June 30, 1998
  Revenue from external
   customers..................... $341.8 $ 77.6   $151.3  $56.7   $17.3   $644.7
  Intersegment revenue...........   72.3   68.2     18.7    --      --     159.2
  Segment EBITDA.................   44.9   (4.5)    56.1    2.6    28.0    127.1

Six Months ended June 30, 1999
  Revenue from external
   customers..................... $330.5 $ 80.7   $160.5  $54.5   $15.4   $641.6
  Intersegment revenue...........   64.3   87.6     15.8    --      --     167.7
  Segment EBITDA.................   22.9  (10.1)    69.3    9.8    38.9    130.8

                               DADE BEHRING INC.

                                  (Unaudited)
--------
(1) Includes the effects of purchase accounting which have not been reflected in segment accounting records. Consequently, the impact of asset write-downs resulting from bargain purchases are reflected in the All Other column. Segment EBITDA includes unallocated intercompany profit.

   A reconciliation of segment EBITDA to income (loss) before income taxes for the six months ended June 30, 1998 and 1999 is summarized as follows (in millions):

                                                             Six Months Ended
                                                                 June 30,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
      Segment EBITDA................................         $   99.1  $   91.9
      Other EBITDA..................................             28.0      38.9
                                                             --------  --------
        Total EBITDA................................            127.1     130.8
        Less: Depreciation and amortization.........            (26.9)    (32.3)
             Interest expense, net (1)..............            (37.9)    (38.7)
             Year 2000 remediation costs............              --      (11.8)
             Restructuring expense..................              --      (16.5)
             Non-recurring advisory fees and out-of-
             pocket expenses........................              --      (16.8)
             Stock-based compensation...............             (6.0)    (27.3)
             Integration costs......................            (12.6)     (7.3)
             Non-recurring charges and other........             (0.3)     (1.5)
                                                             --------  --------
      Income (loss) before income taxes.............         $   43.4  $  (21.4)
                                                             ========  ========

--------
(1) Differs from the income statement by the amount of amortization of deferred financing fees, which is included within depreciation and amortization above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The Company's 1998 Annual Report on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the year ended December 31, 1998. The following management's discussion and analysis focuses on material changes since that time and should be read in conjunction with the 1998 Annual Report on Form 10-
K. Relevant trends that are reasonably likely to be of a material nature are discussed to the extent known.

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

                               DADE BEHRING INC.

                                  (Unaudited)
Results of Operations

   Net Sales. Net sales for the three months ended June 30, 1999 totaled $322.6 million as compared to $318.8 million in the comparable year-ago quarter. Net sales for the six months ended June 30, 1999 totaled $641.6 million as compared to $644.7 million in the comparable year-ago period.

   The $3.8 million or 1.2% increase for the quarter is attributable primarily to strong sales growth from Dimension(R), Stratus CS(R), Hemostasis and other core products offset by planned declines in non-core Paramax(R), Stratus(R), aca(R) and other product lines and the impact of non-strategic business divestitures that occurred in third quarter 1998. Excluding sold businesses, revenues grew by $11.9 million or 3.8% as compared to the comparable year-ago quarter results.

   The $3.1 million or 0.5% decrease for the six month period is attributable primarily to the impact of non-strategic business divestitures that occurred in third quarter 1998. Excluding sold businesses, revenues grew by $13.1 million or 2.1% compared to the comparable year-ago period results. The company experienced 9% sales growth from core product lines, offset by planned declines in non-core product lines.

   Gross Profit. Gross profit for the three months ended June 30, 1999 decreased $13.1 million or 6.9% to $177.2 million as compared to $190.3 million in the comparable year-ago quarter. Gross margins for the three months ended June 30, 1999 were 54.9% compared to 59.7% in the comparable year-ago quarter. Gross profit for the six months ended June 30, 1999 decreased $17.7 million or 4.6% to $368.0 million as compared to $385.7 million in the comparable year-ago period. Gross margins for the six months ended June 30, 1999 were 57.4% compared to 59.8% in the comparable year-ago period.

   The decrease in gross profit for the quarter and the six months ended June 30, 1999 is attributable primarily to increased depreciation expense, non-recurring costs related to the Behring integration and Year 2000 remediation expenses. Excluding these non-recurring costs, gross margins for the six months ended June 30, 1999 are 58.5%.

   Marketing and Administrative Expense. Marketing and administrative expense for the three months ended June 30, 1999 increased $42.7 million or 34.8% to $165.5 million as compared to $122.8 million in the comparable year-ago quarter. Marketing and administrative expense for the six months ended June 30, 1999 increased $36.8 million or 14.5% to $290.8 million as compared to $254.0 million in the comparable year-ago period.

   The increase in marketing and administrative expense for the quarter and the six months ended June 30, 1999 is attributable primarily to the non-recurring June 1999 stock-based compensation expense due to recapitalization, non-recurring advisory fees and out-of-pocket expenses associated with the Company's review and consideration of strategic alternatives and mergers and acquisitions leading up to the recapitalization transaction and nonrecurring Year 2000 remediation expenses.

   Research and Development Expense. Research and development expense for the three months ended June 30, 1999 totaled $22.0 million as compared to $21.9 million in the comparable year-ago quarter. Research and development expense for the six months ended June 30, 1999 totaled $43.0 million as compared to $44.5 million in the comparable year-ago period.

   The $1.5 million or 3.4% decrease for the six month period is attributable primarily to cost synergies related to eliminating overlapping or redundant R&D projects, partially offset by increased investment in new products.

   Research and development expenditures are primarily focused on the development of new instrument platforms, expansion of test menus and investment in advanced diagnostics and point of care technologies.

                               DADE BEHRING INC.

                                  (Unaudited)

   Income (Loss) from Operations. Income from operations for the quarter decreased $72.9 million to a loss of $28.4 million as compared to income of $44.5 million in the comparable year-ago quarter. Income from operations for the six months ended June 30, 1999 decreased $69.9 million to $14.6 million as compared to $84.5 million in the comparable year-ago period.

   The decrease in income from operations for the quarter and the six months ended June 30, 1999 is due to increased depreciation expense, the non-recurring June 1999 stock-based compensation expense due to recapitalization, non-recurring advisory fees and out-of-pocket expenses associated with the Company's review and consideration of strategic alternatives and mergers and acquisitions leading up to the recapitalization transaction, nonrecurring Year 2000 remediation expenses, and the nonrecurring June 1999 restructuring charge.

   Net Interest Expense. Net interest expense for the three months ended June 30, 1999 totaled $21.1 million, a $0.4 million or 1.9% increase over the same period in 1998. Net interest expense for the six months ended June 30, 1999 totaled $41.6 million, a $0.8 million or 2.0% increase over the same period in 1998. The increase in net interest expense for the quarter and the six months ended June 30, 1999 is attributable to higher borrowing levels offset partially by lower interest rates.

   Income Taxes. The effective income tax rate for the quarter and six months ended June 30, 1999 was approximately 40%, an increase of 3% from the rate recorded for the quarter and six months ended June 30, 1998 to reflect the estimated full year effective tax rate for 1999.

   Other Income. Other income of $5.6 million for the six months ended June 30, 1999 includes a gain of $2.3 million from the settlement of a patent infringement matter.

   Net Income (Loss). Net loss for the three months ended June 30, 1999 totaled $36.3 million, a $51.2 million decrease as compared to the same period in 1998. Net loss for the six months ended June 30, 1999 totaled $21.6 million, a $48.9 million decrease as compared to the same period in 1998. The decrease in net income for the quarter and the six months ended June 30, 1999 is attributable primarily to lower income from operations, partially offset by the gains included in other income.

Liquidity and Capital Resources

   The Company's primary liquidity requirements are for working capital, capital expenditures, restructuring expenditures and debt service. Historically, the Company has funded its liquidity needs with a combination of cash flows from operations, borrowings under its revolving credit facility and other short-term borrowing arrangements.

   During the second quarter of 1999, working capital decreased $46.2 million to $236.9 million. The 16.3% decrease was attributable primarily to increased liabilities recorded in connection with the June 1999 recapitalization and restructuring, partially offset by a 5% increase in accounts receivable and a 3% increase in inventory levels.

   During the six months ended June 30, 1999, working capital decreased $30.7 million. The 11.4% decrease was attributable primarily to liabilities recorded in connection with the June 1999 recapitalization and restructuring, partially offset by a 3% increase in inventory levels.

   Capital expenditures, including instrument placements in customer locations, totaled $31.5 million for the three months ended June 30, 1999, a $0.3 million or 0.9% decrease over the same period in 1998. Capital

                               DADE BEHRING INC.

                                  (Unaudited)
expenditures, including instrument placements in customer locations, totaled $65.5 million for the six months ended June 30, 1999, a $13.5 million or 26.0% increase over the same period in 1998. The increase in capital expenditures for the quarter and the six months ended June 30, 1999 is attributable primarily to integration-related investments for stand-alone infrastructure, integration-related expenditures for information systems and increased investment in gross profit generating instrument placements with customers.

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

Other Matters

 Delaware Product Distribution System Issue

   In July 1999, a warehouse of the Company located in Delaware experienced start-up problems with its new warehouse management system that went live on July 5, 1999. The Company expects to incur approximately $6.0 million of non-recurring remediation costs in the quarter ended September 30, 1999 related to these systems issues.

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

   The plan, which provides a process for periodic progress reporting on a site and region basis, prioritizes mission-critical and urgent Year 2000 issues. Substantial progress was made in the second quarter in both

                               DADE BEHRING INC.

                                  (Unaudited)
categories. Approximately 90% of all internal business applications, infrastructure items, and embedded systems were remediated and validated as of June 30, 1999, as were approximately 60% of all installed products. Virtually all remaining remediations are expected to be completed by the end of the third quarter. Contingency plans are now being formulated and are expected to be completed by the end of the third quarter.

   In connection with the resolution of Year 2000 issues, the Company incurred expenses of approximately $8.0 million in the three months ended June 30, 1999, bringing year-to-date expenses to $11.8 million. The Company expects to incur expenses of approximately $11.5 million in the remaining two quarters of 1999. Expenses in 2000 are expected to be immaterial. However, there can be no assurance that these costs will not be greater than anticipated.

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

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits.

     The following exhibits are included herein:

     27.1 Financial Data Schedule

   (b) Reports on Form 8-K.

   On July 26, 1999, the Registrant filed a Current Report on Form 8-K reporting that:

   (a) it has closed in June 1999 under a new $1.25 billion senior bank credit facility which replaces its current senior bank credit facility. The new senior bank credit facility consists of (i) a $275 million A term loan facility, (ii) a $300 million B term loan facility, (iii) a $300 million C term loan facility, (iv) a $225 million A revolving loan facility and (v) a $150 million B revolving loan facility. Of the $1.25 billion senior credit facility, the Registrant will use the $875 million term loan facilities and approximately $37.5 million of the A revolving loan facility to retire its old credit facility and pay fees and expenses, in an aggregate amount of approximately $493 million, and to repurchase stock options and shares of Class L Common and Common Stock from certain optionholders and stockholders of Dade Behring Holdings, Inc., in an aggregate amount of $420.9 million; and

   (b) the Registrant is a wholly-owned subsidiary of Dade Behring Holdings, Inc. which announced that it has repurchased shares of Common Stock from certain stockholders with the result that Hoechst AG's economic ownership in Dade Behring Holdings, Inc. has increased to approximately 46%, excluding the warrant held by Hoechst to purchase 1,275,816 shares of voting Common Stock, while the Bain Capital and Goldman Sachs & Co. investment funds continue to hold voting control.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DADE BEHRING INC.
                                                       (Registrant)

                                                  /s/ Glenn R. Richter
Date: August 16, 1999                     By: _________________________________
                                                     Glenn R. Richter
                                              Senior Vice President and Chief
                                            Financial Officer (Duly authorized
                                                  Officer of Registrant)