Form 10-Q
period 1999-09-30
DADE BEHRING INC
filed 1999-11-15
CIK 942307

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

               For the Quarterly period ended September 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of November 15, 1999, the latest practicable date, was 1,000 shares.

                               DADE BEHRING INC.

                               TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION                                                          PAGE NO.
---------------------------------------------------------------------------------------------------------
Item 1.           Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of December 31, 1998 and                     2
                  September 30, 1999 (unaudited)

                  Condensed Consolidated Statements of Operations and Comprehensive                     3
                  Income (Loss) (unaudited) for the three months ended and for the nine months ended September 30, 1998 and September 30, 1999

                  Condensed Consolidated Statements of Cash Flows (unaudited) for the                   4
                  nine months ended September 30, 1998 and September 30, 1999

                  Condensed Consolidated Statements of Stockholder's Equity (Deficit) for               5
                  the years ended December 31, 1997 and 1998 and for the nine months ended September 30, 1999 (unaudited)

                  Notes to the Condensed Consolidated Financial Statements (unaudited)                  6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results              11
                  of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                           15

PART II           OTHER INFORMATION
---------------------------------------------------------------------------------------------------------

Item 1.           Legal Proceedings                                                                    15

Item 6.           Exhibits and Reports on Form 8-K                                                     15

                  Signature                                                                            16

                               DADE BEHRING INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (Dollars in millions, except share-related data)

                                                                        December 31,     September 30,
                                ASSETS                                      1998             1999
                                ------                                  ------------     -------------
                                                                                          (Unaudited)
Current assets:
  Cash and cash equivalents.........................................      $   25.8         $   78.1
  Accounts receivable, net..........................................         353.5            368.5
  Inventories.......................................................         265.9            288.9
  Prepaid expenses and other current assets.........................           7.3             12.2
  Deferred income taxes.............................................          76.8             86.7
                                                                          --------         --------
     Total current assets...........................................         729.3            834.4
                                                                          --------         --------

Property, plant and equipment, net..................................         304.7            342.2
Debt issuance costs, net............................................          31.2             46.6
Goodwill, net.......................................................         126.5            117.2
Deferred income taxes...............................................         269.7            283.1
Other assets........................................................          72.0             90.9
                                                                          --------         --------
     Total assets...................................................      $1,533.4         $1,714.4
                                                                          ========         ========

           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
           ----------------------------------------------

Current liabilities:
  Current portion of long-term debt.................................      $   13.0         $    6.0
  Short-term debt...................................................          96.4             98.4
  Accounts payable..................................................         130.7             88.0
  Accrued liabilities...............................................         228.4            239.1
                                                                          --------         --------
     Total current liabilities......................................         468.5            431.5
                                                                          --------         --------

Long-term debt, less current portion................................         373.0            958.7
Senior subordinated notes...........................................         350.0            350.0
Other liabilities...................................................          92.6             87.7
                                                                          --------         --------
     Total liabilities..............................................       1,284.1          1,827.9
                                                                          --------         --------

Commitments and contingencies.......................................             -                -
Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares authorized, issued
    and outstanding.................................................             -                -
  Additional paid-in capital........................................         493.0            178.0
  Unearned stock-based compensation.................................         (11.5)            (5.5)
  Notes receivable on capital contribution..........................          (0.2)               -
  Accumulated deficit...............................................        (209.4)          (235.1)
  Accumulated other comprehensive loss..............................         (22.6)           (50.9)
                                                                          --------         --------
     Total stockholder's equity (deficit)...........................         249.3           (113.5)
                                                                          --------         --------
     Total liabilities and stockholder's equity (deficit)...........      $1,533.4         $1,714.4
                                                                          ========         ========

    See accompanying notes to condensed consolidated financial statements.

                               DADE BEHRING INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                             (Dollars in millions)
                                  (Unaudited)

                                                      Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                      ------------------             --------------------
                                                        1998      1999                  1998     1999
                                                        -----     ----                  ----     ----
Net sales........................................     $306.2      $310.9             $950.9        $952.5
Operating costs and expenses:
  Cost of goods sold.............................      126.1       133.3              385.1         406.9
  Marketing and administrative expense...........      119.7       131.6              373.7         422.4
  Research and development expense...............       22.4        21.7               66.9          64.7
  Goodwill amortization expense..................        1.8         1.4                4.5           4.5
  Restructuring expense..........................          -           -                  -          16.5
                                                      ------      ------             ------        ------
Income from operations...........................       36.2        22.9              120.7          37.5
                                                      ------      ------             ------        ------

Other income (expense):
  Interest expense, net..........................      (20.6)      (34.7)             (61.4)        (76.3)
  Other..........................................        3.5         5.1                3.2          10.7
                                                      ------      ------             ------        ------
Income (loss) before income taxes................       19.1        (6.7)              62.5         (28.1)
Income tax expense (benefit).....................        7.0        (2.6)              23.1         (11.2)
                                                      ------      ------             ------        ------
Income (loss) before extraordinary items.........       12.1        (4.1)              39.4         (16.9)
Extraordinary loss related to early retirement
 of debt (net of $5.9 million income tax benefit)          -           -                  -          (8.8)
                                                      ------      ------             ------        ------
Net income (loss)................................     $ 12.1      $ (4.1)            $ 39.4        $(25.7)
                                                      ------      ------             ------        ------

Other comprehensive income (loss), before tax:
  Foreign currency translation adjustments.......        5.3       (16.8)               5.9         (28.7)
  Unrealized gain (loss) on marketable securities       (0.3)          -               (0.4)          0.4
                                                      ------      ------             ------        ------
Other comprehensive income (loss)................        5.0       (16.8)               5.5         (28.3)
Income tax expense (benefit) related to items of
  comprehensive income (loss)....................          -           -                  -             -
                                                      ------      ------             ------        ------
Other comprehensive income (loss), net of tax....        5.0       (16.8)               5.5         (28.3)
                                                      ------      ------             ------        ------
Comprehensive income (loss)......................     $ 17.1      $(20.9)            $ 44.9        $(54.0)
                                                      ======      ======             ======        ======

    See accompanying notes to condensed consolidated financial statements.

                               DADE BEHRING INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in millions)
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              ---------------------
                                                                                1998         1999
                                                                                ----         ----
Operating Activities:
  Net income (loss).......................................................      $ 39.4      $ (25.7)
  Adjustments to reconcile net income (loss)
    to net cash provided (utilized) by operating activities:
      Depreciation and amortization expense...............................        40.6         47.5
      Stock-based compensation expense....................................         9.0         28.4
      Writeoff of debt issuance costs.....................................           -         14.7
      Deferred income taxes...............................................        29.5        (23.3)
      Changes in balance sheet items:
        Accounts receivable, net..........................................       (49.9)       (30.7)
        Inventories.......................................................       (15.6)       (34.5)
        Prepaid expenses and other current assets.........................       (12.3)        (4.4)
        Accounts payable..................................................        (7.3)       (39.5)
        Accrued liabilities...............................................        22.6         15.5
        Long-term notes receivable........................................        (3.9)           -
        Other, net........................................................       (10.3)        (7.9)
                                                                                ------      -------
        Net cash flow provided (utilized) by operating activities.........        41.8        (59.9)
                                                                                ------      -------

Investing Activities:
  Acquisitions, net of acquired cash......................................           -         (7.6)
  Capital expenditures....................................................       (74.1)       (84.2)
  Proceeds for purchase price adjustment..................................        32.5            -
  Proceeds from sales of assets...........................................        24.4            -
                                                                                ------      -------
        Net cash flow utilized by investing activities....................       (17.2)       (91.8)
                                                                                ------      -------

Financing Activities:
  Proceeds from issuance of short-term debt, net..........................        43.8          2.0
  Debt issuance costs.....................................................           -        (33.2)
  Proceeds from borrowings under revolving credit facility................        20.0        425.8
  Repayment of borrowings under revolving credit facility.................       (20.0)      (354.0)
  Proceeds from borrowings under bank credit agreement....................           -        875.0
  Retirement of previous bank credit agreement............................           -       (369.1)
  Repayment of borrowings under bank credit agreement.....................       (52.3)        (2.3)
  Capital contribution from parent........................................           -         80.0
  Dividend to parent......................................................           -       (420.1)
                                                                                ------      -------
        Net cash flow provided (utilized) by financing activities.........        (8.5)       204.1
                                                                                ------      -------

Effect of foreign exchange rates on cash..................................        (0.2)        (0.1)
                                                                                ------      -------
        Net increase in cash and cash equivalents.........................        15.9         52.3

Cash and Cash Equivalents:
  Beginning of period.....................................................        20.5         25.8
                                                                                ------      -------
  End of period...........................................................      $ 36.4      $  78.1
                                                                                ======      =======

    See accompanying notes to condensed consolidated financial statements.

                               DADE BEHRING INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

                             (Dollars in millions)

                                                 Common                  Notes                             Accumulated    Total
                                                 Stock     Additional  Receivable    Unearned    Accum-      Other     Stockholder'
                                            --------------  Paid-in    on Capital  Stock-Based   lated   Comprehensive    Equity
                                            Shares  Amount  Capital   Contribution Compensation Deficit       Loss       (Deficit)
                                            ------  ------ ---------- ------------ ------------ -------- ------------- ------------
Balance at December 31, 1996............... 1,000   $ --    $  87.2      $  --       $   --      $(110.3)   $ (1.9)       $ (25.0)
                                            -----   ----    -------      -----       ------      -------    ------        -------
Net loss...................................                                                       (142.6)                  (142.6)
Capital contribution from parent...........                   404.6                                                         404.6
Notes receivable on capital contribution...                               (0.7)                                              (0.7)
Cash dividend to parent on Common Stock....                   (34.8)                                                        (34.8)
Issuance of unearned stock-based
  compensation.............................                    33.2                   (33.2)                                   --
Amortization of unearned stock-based
  compensation.............................                                            11.4                                  11.4
Unrealized loss on marketable securities...                                                                   (0.2)          (0.2)
Cumulative translation adjustment..........                                                                   (8.6)          (8.6)
                                            -----   ----    -------      -----       ------      -------    ------        -------
Balance at December 31, 1997............... 1,000     --      490.2       (0.7)       (21.8)      (252.9)    (10.7)         204.1
                                            -----   ----    -------      -----       ------      -------    ------        -------
Net income.................................                                                         43.5                     43.5
Payments on notes receivable...............                                0.5                                                0.5
Issuance of unearned stock-based
  compensation.............................                     3.6                    (3.6)                                   --
Adjustment of unearned stock-based
  compensation.............................                    (0.8)                    0.8                                    --
Amortization of unearned stock-based
  compensation.............................                                            13.1                                  13.1
Unrealized loss on marketable securities...                                                                   (0.3)          (0.3)
Cumulative translation adjustment..........                                                                  (11.6)         (11.6)
                                            -----   ----    -------      -----       ------      -------    ------        -------
Balance at December 31, 1998............... 1,000     --      493.0       (0.2)       (11.5)      (209.4)    (22.6)         249.3
                                            -----   ----    -------      -----       ------      -------    ------        -------
(Unaudited)
Net loss...................................                                                        (25.7)                   (25.7)
Capital contribution from parent...........                    80.0                                                          80.0
Cash dividend to parent on
  recapitalization.........................                  (420.1)                                                       (420.1)
Payments on notes receivable...............                                0.2                                                0.2
Issuance of unearned stock-based
  compensation.............................                     0.5                    (0.5)                                   --
Adjustment of unearned stock-based
  compensation.............................                    (1.1)                    1.1                                    --
Amortization of unearned stock-based
  compensation.............................                                             5.4                                   5.4
Issuance of stock-based compensation.......                     1.3                                                           1.3
Adjustment of stock-based compensation.....                    (1.0)                                                         (1.0)
Compensation expense related to
  recapitalization.........................                    25.4                                                          25.4
Unrealized gain on marketable securities...                                                                    0.4            0.4
Cumulative translation adjustment..........                                                                  (28.7)         (28.7)
                                            -----   ----    -------      -----       ------      -------    ------        -------
Balance at September 30, 1999.............. 1,000   $ --   $  178.0      $  --       $ (5.5)     $(235.1)   $(50.9)       $(113.5)
                                            =====   ====    =======      =====       ======      =======    ======        =======


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


2.  Basis of Presentation

     The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the consolidated financial statements of the Company included in the Company's 1998 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management's opinion, the condensed consolidated financial statements reflect all adjustments necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

                               DADE BEHRING INC.

                                  (Unaudited)


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

                                          December 31,     September 30,
                                              1998             1999
                                          ------------     -------------
      Raw materials...................        $ 48.8            $ 48.0
      Work-in-process.................          52.3              48.8
      Finished products...............         164.8             192.1
                                              ------            ------
            Total inventories.........        $265.9            $288.9
                                              ======            ======


4.   Restructuring

     In 1997, in connection with the Behring Combination, the Company recorded a $40.1 million restructuring charge and allocated $74.3 million of the Behring Combination purchase price for a restructuring plan to consolidate manufacturing and distribution operations and to eliminate redundant sales, service and administrative functions. These restructuring actions include the closure of the Company's Miami, Florida and Behring's Westwood, Massachusetts manufacturing facilities, the exit from the San Jose administrative/research facility, the consolidation and reorganization of the global sales, marketing and research and development organizations and elimination of administrative redundancies. In 1998, excess severance reserves of $4.5 million, resulting from higher than projected employee turnover at the Miami facility, were identified and credited to income.

     A total of 1,528 employees were identified for termination resulting from these activities, 824 of which were employees of the Company prior to the Behring Combination. Of the 824 identified Company employees, 69, 341, and 200 were severed during 1997, 1998, and the nine months ended September 30, 1999, respectively. Of the 704 identified Behring employees, 58, 467, and 47 were severed during 1997, 1998, and the nine months ended September 30, 1999, respectively.

     In June 1999, in connection with a reorganization of the Company's management structure to reduce operating costs and plans to increase productivity primarily in the Company's U.S. and European sales and service and R&D groups, the Company recorded a $16.5 million restructuring charge. A total of approximately 140 employees were identified for termination resulting from these activities. As of September 30, 1999, 23 employees had been severed.

                               DADE BEHRING INC.

                                  (Unaudited)


  The following table summarizes the Company's restructuring activity for the years ended December 31, 1997 and 1998 and for the nine months ended September 30, 1999 (in millions):

                                                   Facility      Severance
                                                     Exit           and
                                                    Costs        Relocation      Other         Total
                                                    -----        ----------      -----         -----
Reserve balance, December 31, 1996.........        $   --         $    --         $  --        $   --
1997 restructuring charges.................          13.0            26.4           0.7          40.1
1997 allocation of Behring Combination
 purchase price............................          47.6            26.7            --          74.3
1997 utilization of reserve................          (9.0)           (3.7)           --         (12.7)
                                                   ------         -------         -----        ------
Reserve balance, December 31, 1997.........          51.6            49.4           0.7         101.7
1998 restructuring charges.................            --              --            --            --
1998 utilization of reserve................         (27.5)          (26.6)           --         (54.1)
Adjustments and reclassifications..........            --            (4.5)           --          (4.5)
                                                   ------         -------         -----        ------
Reserve balance, December 31, 1998.........          24.1            18.3           0.7          43.1
1999 restructuring charges.................            --            16.5            --          16.5
1999 utilization of reserve................          (4.8)          (16.2)         (0.7)        (21.7)
                                                   ------         -------         -----        ------
Reserve balance, September 30, 1999........        $ 19.3         $  18.6         $  --        $ 37.9
                                                   ======         =======         =====        ======


5.  Debt

     In June 1999, the Company refinanced its existing bank credit facility by entering into a $1.25 billion senior bank credit facility consisting of $875 million of term loans and $375 million of revolving credit facilities. Similar to the prior bank credit facility, the borrowings are secured by the stock of the Company's U.S. subsidiaries, all tangible and intangible U.S. assets, and a portion of the stock of the Company's foreign subsidiaries. The term loans and revolving credit facilities bear interest at variable rates based on applicable margins ranging from either 1.50% to 2.125% in excess of the prime lending rate or from 2.50% to 3.125% in excess of LIBOR. At September 30, 1999, the Company's borrowings were funded using LIBOR loans. The LIBOR lending rate in effect at September 30, 1999 was 5.27%.

     The term loans have gradual amortization requirements with minimal repayment requirements in the first two years and final maturity dates between 2005 and 2007. The final maturity date of the revolving credit facilities is June 30, 2005. The revolving credit facilities are subject to a commitment fee of .50% of the unused portion of the facilities.

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

                               DADE BEHRING INC.

                                  (Unaudited)


     The Company capitalized approximately $33.2 million in financing fees related to the refinancing that will be amortized over the life of the loans. Net deferred financing fees of $14.7 million related to the previous credit agreement were written off as an extraordinary loss of $8.8 million, net of taxes, in June 1999.


6.   Recapitalization

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

     Under the recapitalization, a portion of Class L Common and Common Stock owned by Bain and Goldman Sachs was repurchased by Holdings for $365.4 million. Additionally, a portion of Holdings' management-owned stock options and Class L Common and Common Stock was repurchased for $33.4 million and $21.3 million, respectively. Holdings funded the cost of the recapitalization from the proceeds of a $420.1 million dividend from the Company, which the Company recorded as a return of capital.

     In September 1999, Holdings issued to Hoechst 1,275,816 shares of voting Common Stock and 124,076 shares of Class L Common Stock pursuant to Hoechst's exercise of its warrant, increasing Hoechst's ownership percentage of Holdings to approximately 52%. As a result of this transaction, Hoechst's voting rights percentage increased to approximately 35%. The Company recorded an $80.0 million capital contribution from Holdings in connection with this warrant exercise.


7.   Business Segment and Geographic Information

     The business of the Company is in vitro diagnostic (''IVD'') products. The operating segments derive substantially all their revenues from the manufacturing and marketing of IVD products and services. The Company's operating structure includes the following operating segments: United States, Germany, Other Europe, Asia-Pacific, and All Other. The business segment information provided is based on local statutory operating results, adjusted to conform to U.S. generally accepted accounting principles, and may not be comparable on a period-over-period basis as intercompany profit is not allocated to the individual operating segments.

     Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Management evaluates segment performance based upon EBITDA, which is a widely accepted measure of a company's ability to incur and/or service indebtedness. EBITDA represents the sum of net income, depreciation and amortization expense,

                               DADE BEHRING INC.

                                  (Unaudited)

non-cash stock-based compensation expense, nonrecurring integration expenses, and other nonrecurring operating charges and other non-cash charges. EBITDA includes substantially all cost of goods sold, marketing and administrative expenses, and research and development expenses. EBITDA for the U.S. and Germany includes research and development costs for products that are sold by all operating segments.

  Financial information by segment for the nine months ended September 30, 1998 and 1999 is summarized as follows (in millions):

                                                  United                   Other         Asia-      All
                                                  States     Germany      Europe        Pacific   Other(1)      Total
                                                  ------     -------      ------        -------   --------      -----
Nine Months ended September 30, 1998
  Revenue from external customers...........      $508.1      $116.8      $217.8         $82.0      $26.2       $950.9
  Intersegment revenue......................       112.8       100.3        27.7             -          -        240.8
  Segment EBITDA............................        70.3        (7.6)       82.1          12.4       31.5        188.7

Nine Months ended September 30, 1999
  Revenue from external customers...........       493.4       119.0       230.3          83.3       26.5        952.5
  Intersegment revenue......................       225.3       132.6        26.0             -          -        383.9
  Segment EBITDA............................      $ 49.4      $ (8.9)     $ 96.7         $13.2      $41.8       $192.2

________
(1) Includes the effects of purchase accounting which have not been reflected in segment accounting records. Consequently, the impact of asset write-downs resulting from bargain purchases are reflected in the All Other column. Segment EBITDA includes unallocated intercompany profit, Year 2000 remediation costs, and integration costs.

  A reconciliation of segment EBITDA to income (loss) before income taxes for the nine months ended September 30, 1998 and 1999 is summarized as follows (in millions):

                                                                           Nine Months Ended
                                                                             September 30,
                                                                      --------------------------
                                                                         1998            1999
                                                                      ----------      ----------
Segment EBITDA......................................................     $157.2         $150.4
Other EBITDA........................................................       31.5           41.8
                                                                         ------         ------
 Total EBITDA.......................................................      188.7          192.2
 Less:  Depreciation and amortization...............................      (40.6)         (47.5)
     Interest expense, net (1)......................................      (57.0)         (71.7)
     Year 2000 remediation costs....................................          -          (17.1)
     Restructuring expense..........................................          -          (16.5)
     Nonrecurring advisory fees and out-of-pocket expenses..........          -          (16.8)
     Stock-based compensation.......................................       (9.0)         (28.4)
     Integration costs..............................................      (16.4)         (12.8)
     Nonrecurring charges and other.................................       (3.2)          (9.5)
                                                                         ------         ------
Income (loss) before income taxes...................................     $ 62.5         $(28.1)
                                                                         ======         ======

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

Results of Operations

     Net Sales. Net sales for the three months ended September 30, 1999 totaled $310.9 million as compared to $306.2 million in the comparable year-ago quarter. Net sales for the nine months ended September 30, 1999 totaled $952.5 million as compared to $950.9 million in the comparable year-ago period.

     The $4.7 million or 1.5% increase in net sales for the quarter and the $1.6 million or 0.2% increase for the nine month period are attributable primarily to strong sales growth from Dimension/R/, Stratus CS/R/, Hemostasis and other core products offset by planned declines in non-core Paramax/R/, Stratus/R/, aca/R/ and other product lines and the impact of non-strategic business divestitures that occurred in third quarter 1998.

     Excluding sold businesses, revenues grew by $9.8 million or 3.2% as compared to the comparable year-ago quarter results. Excluding sold businesses, revenues grew by $23.0 million or 2.5% compared to the comparable year-ago nine-month period results. For the nine-month period, the Company experienced 11% sales growth from core product lines, offset by planned declines in non-core product lines.

     Gross Profit. Gross profit for the three months ended September 30, 1999 decreased $2.5 million or 1.4% to $177.6 million as compared to $180.1 million in the comparable year-ago quarter. Gross margins for the three months ended September 30, 1999 were 57.1% compared to 58.8% in the comparable year-ago quarter. Gross profit for the nine months ended September 30, 1999 decreased $20.2 million or 3.6% to $545.6 million as compared to $565.8 million in the comparable year-ago period. Gross margins for the nine months ended September 30, 1999 were 57.3% compared to 59.5% in the comparable year-ago period.

     The decrease in gross profit for the quarter and the nine months ended September 30, 1999 is attributable primarily to increased depreciation expense, nonrecurring costs related to the Behring integration and Year 2000 remediation expenses.

     Marketing and Administrative Expense. Marketing and administrative expense for the three months ended September 30, 1999 increased $11.9 million or 9.9% to $131.6 million as compared to $119.7 million in the comparable year-ago quarter. Marketing and administrative expense for the nine months ended September 30, 1999 increased $48.7 million or 13.0% to $422.4 million as compared to $373.7 million in the comparable year-ago period.

     The increase in marketing and administrative expense for the quarter ended September 30, 1999 is attributable primarily to nonrecurring Year 2000 remediation expenses and nonrecurring remediation costs of the new Delaware product distribution system.

     The increase in marketing and administrative expense for the nine months ended September 30, 1999 is attributable primarily to the nonrecurring June 1999 stock-based compensation expense related to the recapitalization, nonrecurring Year 2000 remediation expenses, nonrecurring advisory fees and out-of-pocket expenses associated with the Company's review and consideration of strategic alternatives and mergers and acquisitions leading up to the recapitalization transaction and nonrecurring remediation costs of the new Delaware product distribution system.

     Research and Development Expense. Research and development expense for the three months ended September 30, 1999 totaled $21.7 million as compared to $22.4 million in the comparable year-ago quarter. Research and development expense for the nine months ended September 30, 1999 totaled $64.7 million as compared to $66.9 million in the comparable year-ago period.

     The $2.2 million or 3.3% decrease in research and development expense for the nine month period is attributable primarily to cost synergies related to eliminating overlapping or redundant R&D projects, partially offset by increased investment in new products.

     Research and development expenditures are primarily focused on the development of new instrument platforms, expansion of test menus and investment in advanced diagnostics and point of care technologies.

     Income from Operations. Income from operations for the quarter decreased $13.3 million to $22.9 million as compared to $36.2 million in the comparable year-ago quarter. Income from operations for the nine months ended September 30, 1999 decreased $83.2 million to $37.5 million as compared to $120.7 million in the comparable year-ago period.

     The decrease in income from operations for the quarter ended September 30, 1999 is due primarily to nonrecurring Year 2000 remediation expenses, increased depreciation expense and nonrecurring remediation costs of the new Delaware product distribution system.

     The decrease in income from operations for the nine months ended September 30, 1999 is due primarily to the nonrecurring June 1999 stock-based compensation expense related to the recapitalization, nonrecurring Year 2000 remediation expenses, nonrecurring advisory fees and out-of-pocket expenses associated with the Company's review and consideration of strategic alternatives and mergers and acquisitions leading up to the recapitalization transaction, the nonrecurring June 1999 restructuring charge, increased depreciation expense and nonrecurring remediation costs of the new Delaware product distribution system.

     Net Interest Expense. Net interest expense for the three months ended September 30, 1999 totaled $34.7 million, a $14.1 million or 68.4% increase over the same period in 1998. Net interest expense for the nine months ended September 30, 1999 totaled $76.3 million, a $14.9 million or 24.3% increase over the same period in 1998. The increase in net interest expense for the quarter and the nine months ended September 30, 1999 is attributable to higher borrowing levels as a result of the June 1999 recapitalization.

     Income Taxes. The effective income tax rate for the quarter and nine months ended September 30, 1999 was approximately 40%, an increase of 3% from the rate recorded for the quarter and nine months ended September 30, 1998 to reflect the estimated full year effective tax rate for 1999.

     Other Income. Other income of $5.1 million for the three months ended September 30, 1999 includes $3.6 million of royalty income. Other income of $10.7 million for the nine months ended September 30, 1999 also includes a gain of $2.3 million from the settlement of a patent infringement matter.

     Net Income (Loss). Net loss for the three months ended September 30, 1999 totaled $4.1 million, a $16.2 million decrease from net income as compared to the same period in 1998. Net loss for the nine months ended September 30, 1999 totaled $25.7 million, a $65.1 million decrease from net income as compared to the same period in 1998. The decrease in net income for the quarter and the nine months ended September 30, 1999 is attributable primarily to lower income from operations, partially offset by the gains included in other income.


Liquidity and Capital Resources

     The Company's primary liquidity requirements are for working capital, capital expenditures, restructuring expenditures and debt service. Historically, the Company has funded its liquidity needs with a combination of cash flows from operations, borrowings under its revolving credit facility and other short-term borrowing arrangements. Management believes cash flows from operating activities, together with available short-term and revolving credit facilities under the Company's existing credit agreements, will be sufficient to permit the Company to meet its foreseeable financial obligations and to fund its operations and planned investments.

     As of September 30, 1999, as compared to June 30, 1999, working capital increased $105.6 million to $342.5 million. The 44.6% increase is attributable primarily to the relief during the third quarter of accrued liabilities recorded in connection with the June 1999 recapitalization and restructuring, a 6% increase in inventory levels and a 4% increase in accounts receivable.

     During the nine months ended September 30, 1999, working capital increased $74.9 million. The 28.0% increase is attributable primarily to a 33% decrease in accounts payable, a 9% increase in inventory levels and a 4% increase in accounts receivable.

     Capital expenditures, including instrument placements in customer locations, totaled $18.7 million for the three months ended September 30, 1999, a $3.4 million or 15.4% decrease as compared to the same period in 1998. The decrease in capital expenditures for the quarter is attributable primarily to decreased Behring integration spending.

     Capital expenditures, including instrument placements in customer locations, totaled $84.2 million for the nine months ended September 30, 1999, a $10.1 million or 13.6% increase over the same period in 1998. The increase in capital expenditures for the nine-month period is attributable primarily to integration-related investments for stand-alone information systems and other infrastructure.

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


Other Matters

  Delaware Product Distribution System Issue

     In July 1999, a warehouse of the Company located in Delaware experienced start-up problems with its new warehouse management system that went live on July 5, 1999. The Company incurred approximately $5.0 million of nonrecurring remediation costs in the quarter ended September 30, 1999 related to these systems issues. The Company does not expect to incur significant additional remediation costs as a result of this issue.

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

     The Company has completed a review of all of its information systems and product offerings for Year 2000 issues. The scope of this review included information technology infrastructure components (such as hardware, operating systems and communication equipment), business application software, production and research equipment, laboratory products and associated applications, buildings' and facilities' systems, personal computers, and the status of all key suppliers' Year 2000 remediation efforts.

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

     The plan, which provides a process for periodic progress reporting on a site and region basis, prioritizes mission-critical and urgent Year 2000 issues. Substantially all of the remediation and validation work that has been identified was completed by the end of the third quarter. Approximately 99% of all internal business applications, infrastructure items, and embedded systems were remediated and validated as of September 30, 1999, as were approximately 89% of all installed products. All remaining remediations are expected to be completed by the end of November. Contingency plans have been formulated for remediated internal systems and for external systems such as those of suppliers and utilities, and final reviews and approvals are expected to be completed by the end of November.

     In connection with the resolution of Year 2000 issues, the Company incurred expenses of approximately $5.3 million in the three months ended September 30, 1999, bringing year-to-date expenses to $17.1 million. The Company expects to incur expenses of approximately $6.3 million in the fourth quarter of 1999. Expenses in 2000 are expected to be immaterial. However, there can be no assurance that these costs will not be greater than anticipated.


Item 3. Quantitative  and Qualitative Disclosures about Market Risk.

     The Company's 1998 Annual Report on Form 10-K contains quantitative and qualitative disclosures about market risk as of and for the year ended December 31, 1998. No material changes in the Company's market risk have occurred since December 31, 1998.


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



                               DADE BEHRING INC.
                               -----------------
                                 (Registrant)



Date: November 15, 1999      By:  /s/ Glenn R. Richter
                                  -------------------------
                                      Glenn R. Richter
                                      Senior Vice President and Chief
                                      Financial Officer
                                      (Duly authorized Officer of Registrant)