Form 10-K405
period 1999-12-31
DADE BEHRING INC
filed 2000-03-30
CIK 942307

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

                  For the fiscal year ended December 31, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 22, 2000 was approximately zero. At March 22, 2000, there were 1,000 shares of Common Stock outstanding, all held by the registrant's parent, Dade Behring Holdings, Inc.

                      Documents Incorporated by Reference

                                     NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

   This information should be read in conjunction with the Consolidated Financial Statements included herein. Certain statements included in this discussion are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income levels, cash flow and liquidity. Such forward-looking statements are based on Management's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from the results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to global economic and business conditions, governmental and regulatory policies, and the competitive environment in which the Company operates.

Item 1. Business.

History

   The original predecessor company to Dade Behring Inc. ("Dade Behring" or the "Company"), the Baxter Diagnostics division (the "Predecessor") of Baxter International Inc. ("Baxter"), was established in 1949 as part of the Dade County Blood Bank in Florida. The Predecessor initially distributed its blood products through American Hospital Supply Corporation ("AHS") and was subsequently acquired by AHS in 1956. Building upon its initial blood testing base, AHS initiated extensive research and development efforts in the routine chemistry/immunoassay markets of the emerging in vitro diagnostic testing industry. From 1983 to 1985, those R&D efforts culminated in the product introductions of the Stratus and Paramax instrument platform lines. AHS also expanded into the microbiology market and established the MicroScan product line through a series of acquisitions in the early 1980s. In 1985, Baxter acquired AHS.

   In December 1994, Bain Capital, Inc. ("Bain Capital") and GS Capital Partners, L.P. ("GS Capital") formed Dade Behring Holdings, Inc. ("Holdings"), and acquired the Predecessor from Baxter (the "Dade Acquisition"), with the Company becoming a wholly-owned subsidiary of Holdings. The Company held established leadership positions in hemostasis and microbiology, strong routine chemistry/immunoassay market positions, and an extensive sales and service organization.

   In May 1996, the Company purchased (the "Chemistry Acquisition") DuPont's in vitro diagnostics business, which had entered into the automated clinical chemistry market in 1968 with the introduction of the first random access automated chemistry analyzer in the world and whose installed base of routine chemistry instruments was and still is one of the largest in the world. The Chemistry Acquisition also provided the Company with world-class manufacturing capabilities, automation technology, and strong management processes for operations planning and product development.

   In October 1997, the Company acquired (the "Behring Combination") the human in vitro diagnostics business ("Behring") of Aventis S.A. (formerly Hoechst A.G.) and was renamed Dade Behring. Behring was established in 1904 by Emil von Behring, the recipient of the first Nobel Prize in medicine. The Behring Combination provided complementary product lines for hemostasis and routine immunochemistry and significantly broadened the overall product line portfolio by adding leadership positions in plasma protein and drugs of abuse testing/therapeutic drug monitoring. Behring also provided expanded technology capabilities in platform development, assay development and the development of emerging technologies. The acquisition of Behring also extended the geographic scope of the Company's business.

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

   The global IVD market is estimated at $18 billion, with the United States, Western Europe and Japan comprising approximately 41%, 33% and 13%, respectively. Management believes that the global IVD market will continue to grow due to a number of key favorable industry trends: 1) Demographic shifts resulting from the aging of the population and socio-economic improvements are expected to increase the overall level of demand for diagnostic testing, 2) Increased focus on lowering total healthcare expenditures will likely increase demand for diagnostic testing as an effective tool to improve patient outcomes and reduce the costs of misdiagnosis through earlier and more accurate diagnosis and patient monitoring, 3) Emerging markets will provide additional demand as economic improvements in these countries lead to increases in healthcare expenditures, 4) Technology improvements in new tests, pathogens and markers will result in the increased use of diagnostics to aid in the diagnosis of diseases, 5) Improvements in lower cost point-of-care/near-patient testing capabilities are expected to expand the application of diagnostic testing capabilities into non-laboratory settings (e.g. operating room, emergency room, acute care centers), 6) Increased automation of diagnostic instruments is expected to lower the overall cost of diagnostic testing and thereby increase accessibility and demand.

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

Industry--Served Markets

   The Company is one of the largest suppliers of IVD products and services to clinical laboratories in the United States and the third largest IVD supplier to clinical laboratories in the world. Of the total estimated $18 billion global IVD market, the Company serves a $16 billion segment that consists of IVD instruments, reagents, consumables, service and data management systems targeted primarily at clinical laboratories and near-patient testing. Within the Company's served markets, the Company has global market leadership positions in six of the seven core product markets, which include routine chemistry/immunoassay, cardiac, hemostasis, plasma protein, microbiology, infectious disease diagnostics, and drugs of abuse testing/therapeutic drug monitoring ("DAT/TDM").

   IVD tests are conducted primarily in clinical laboratories, which include primarily hospital-based laboratories and reference laboratories (independent from hospitals). The Company's customer base consists of approximately 25,000 customers worldwide. The Company provides products and services to over 90% of U.S. hospital-based clinical laboratories and to the majority of reference laboratories worldwide.

   The Company manufactures and markets a broad offering of IVD products and services which include: (i) instruments (approximately 16% of sales); (ii) reagents and consumables (approximately 77% of sales); and (iii) services (approximately 7% of sales). In total, the Company has a worldwide installed base of approximately 42,500 instruments. With a typical instrument life of five years, the Company's installed base of instruments generates annual revenue of approximately $28,000 per instrument from ongoing sales of reagents, consumables and service. More importantly, over 78% of the Company's instrument systems are "closed" systems, which require the exclusive use of Company reagents and consumables in order to run tests. As a result, the Company generates a stable and recurring stream of revenue from reagents, consumables and service contracts.

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

   Dade Behring has a broad range of routine chemistry/immunoassay instrument platforms, including the Dimension(R), Opus(TM), and aca(R) instruments. Dade Behring has been a leader in workstation consolidation with the introduction of the heterogeneous module for the Dimension(R) RxL instrument, which allows the integration of highly sensitive immunoassay testing with routine chemistry onto one platform. With the Company's leadership position in workstation consolidation, the continued consolidation of routine chemistry/immunoassay testing onto a single platform represents a significant growth opportunity for the Company. The Company has a comprehensive test menu of approximately 100 tests and is currently developing over 40 additional chemistry and immunoassay tests.

 Cardiac

   The Company's cardiac business is focused on immunoassay platforms targeted at cardiac diagnostics. The cardiac market is one of the highest growth segments of the broader immunoassay market, growing at 32% annually. Dade Behring has a leading share in the high growth cardiac segment and was one of the first to introduce a widely adopted testing system for the cardiac enzymes Troponin I, CKMB and Myoglobin. The combination of rapid and accurate tests for Troponin I, CKMB and Myoglobin has allowed for rapid diagnosis of cardiac disease and has enhanced the physician's ability for triage and diagnosis of chest pain in patients. Through its 12-year research collaboration with one of the leading U.S. cardiac marker institutions, George Washington University, the Company continues to innovate and introduce new products in the cardiac segment.

   The Company's Stratus(R) CS Cardiac system, launched in late 1998, represents the industry's first quantitative near-patient cardiac instrument. The Stratus(R) CS system rapid result time (13 minutes), accuracy, test menu breadth and its direct correlation to central laboratory test results on the Dimension(R) and Opus(TM) instrument platforms creates a strong competitive advantage for the Company. The Stratus(R) CS system also offers significant potential cost savings for healthcare providers. Currently, the average cost to rule out myocardial infarction in a patient with chest pain ranges from $1,300 to $5,600. Stratus(R) CS can achieve a result in 13 minutes which saves significant time over conventional diagnostic measures, which reduces hospital lengths of stay, avoids unnecessary testing and thereby reduces healthcare costs significantly. Additionally, the Stratus(R) CS system also reduces expenses related to unstable angina, a very common form of cardiac disease, by offering testing for a new, second-generation Troponin I marker which is a highly sensitive marker of unstable angina. The new, second-generation Troponin I marker can serve as a rule-in diagnostic procedure which would expedite follow-up treatment. The Stratus(R) CS system positions the Company well in both the near-patient and central laboratory cardiac market.

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

   The Company is the market leader in the worldwide plasma protein market. The Company offers four dedicated plasma protein instruments: the BN(TM)II and BN(TM)A instruments, targeted at large, high volume hospital and commercial laboratories; the BN(TM)100 instrument, sold to small to medium sized labs; and the TurbiTime(TM)System, a manual instrument sold to small hospitals and private labs. The BN(TM)II, a large, highly automated instrument, was released in late 1995 and has proven to be a successful upgrade path for former customers of the BN(TM)A and BN(TM)100 instruments who are striving to reduce lab costs and increase actual testing throughput. The Company's instruments offer up to 60 assays which cover the complete spectrum of plasma protein tests. The Company is launching a new instrument in the summer of 2000, the BN ProSpec(TM), which will be targeted at the small to medium size customer group.

   The Company's focus on expanding its plasma protein business has led to the development of the broadest portfolio of plasma protein products in the market, allowing it to target customers of all sizes and usage profiles. In addition, the Company has been able to further leverage its expertise in assay development on dedicated nephelometers by offering plasma protein assays for the routine chemistry/immunoassay analyzer market. The Company is also working to grow the plasma protein market by developing new markers for disorders, such as renal failure and cardiovascular risk.

 Microbiology

   Dade Behring's MicroScan business serves a market that consists of identification/antimicrobial susceptibility testing ("ID/AST") instruments, reagent panels, data management systems, disposable accessories and service. Microbiology laboratories use ID/AST products to identify infection-causing bacteria (e.g., streptococci and staphylococci) and to determine the minimum concentration of antibiotic (e.g., erythromycin and ampicillin) necessary to inhibit or kill the bacteria. This information is critical to the optimum management of patient therapy. Microbiology systems are "closed," meaning that reagents and consumables can only be used on the instruments for which they were produced. Continued evolutions in the microbiology testing market have been driven primarily by advances in automation, new antibiotics, the complexity of various microbes, and the increasing resistance of microbes to antibiotics.

   The Company manufactures and markets both manual and automated ID/AST products. MicroScan's premier instruments are the WalkAway(R)-40si and the WalkAway(R)-96si, fully automated instruments that use patented dry reagent panels to conduct bacterial identification and susceptibility testing at the same time.

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

 Infectious Disease Diagnostics

   Infectious disease systems test serum, plasma or cerebral spinal fluid for the presence of infectious microorganisms. This segment of Dade Behring's business consists of bacteriology, parasitology and virology testing, including HIV and hepatitis testing. The Company is devoting significant R&D investments in order to develop next-generation infectious disease diagnostics.

   Dade Behring has a strong niche position in infectious disease diagnostics as well as an ongoing development program in advanced diagnostics. Dade Behring has also built strong market share positions in key European markets. In addition, the Company possesses a strong intellectual property position for HIV-O, a new variant of HIV recently discovered. Due to the increased prevalence of HIV-O, any future HIV test platform will have to include HIV-O to offer full HIV testing capability. The Company continues to invest in expanded test menu capabilities on its existing instrument line and launched the new Quadriga(TM) platform in 1998, that allows the Company to better serve the high volume customer segment. Finally, the Company has made significant investments in branch migration inhibition (BMI).

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

Specialty tests are performed to further characterize congenital disease states. Market growth is expected to come from continued growth in the number of surgeries performed as well as from new hemostasis tests which more accurately measure blood clotting and provide for improved patient treatment.

   The Company pioneered the field of hemostasis and continues to maintain a global leadership position through its commitment to innovation and its development of new and improved products and services. The Company offers the industry's broadest range of instrument platforms and tests, both routine and specialty, to meet the needs of customers from small hospitals to large reference labs. The Company has a strong history of instrument product development and is capitalizing on an emerging near-patient technology opportunity with the introduction of a novel system for monitoring platelet function, which is an essential component of primary hemostasis. Platelet testing today is performed manually, with Dade Behring offering the only automated system in the market. The Company believes this will be a high-growth market as new anti-platelet therapies are developed and introduced.

 Drugs of Abuse Testing/Therapeutic Drug Monitoring ("DAT/TDM")

   Drugs tests are used to measure the level of therapeutic drugs ("TDM") or drugs of abuse ("DAT") in either blood or urine. TDM tests assist physicians in ensuring that the level of therapeutic drugs patients receive do not exceed safe ranges in the bloodstream. An example of a TDM application is testing performed on transplant patients to monitor the level of immunosuppressive drugs that they are given. Drugs of abuse tests screen for the use of illicit substances such as cocaine and marijuana. Because of their range of application, drugs tests are used at a variety of sites, from clinical laboratories to employers' offices. Drugs tests are also conducted on multiple platform types, including the Company's ETS(R) dedicated immunoassay instrument platform, as well as its aca(R) clinical chemistry analyzers.

   The Company manufactures a wide range of products under the Syva(R) brand name in the drugs market, including both dedicated instruments, as well as a line of over 50 reagents, which it markets to both clinical and non-clinical laboratories. Syva is the world leader in DAT testing, with the broadest menu of assays available. In order to increase the convenience of testing for its customers, the Company is developing ready-to-use liquid DAT reagents for a broad range of commercially available instrument platforms. In addition, the Company is taking advantage of the trend in diagnostics toward testing at the point-of-care by launching the Syva(R) Rapid Test(TM) product line, a self-contained, unitized test device. This investment has been complemented by two significant acquisitions in 1999, the first, the assets of Point-of-Care Technologies, Inc., broadens the Company's portfolio by integrating the rapid test into the urine collection device (Rapid Cup) and the second, Chimera Research and Chemical, Inc., represents the Company's first foray into sample adulteration testing. The Company also has a strong position in the TDM market with an especially strong position in the high growth immunosuppressives market. The Company has been successful at developing tests for immunosuppressive drugs; it was the first to market a research-use only test for MPA (Mycophenolic Acid) and is currently developing a test for FK506 (Tacrolimus).

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

   Integrated Services(TM) Division. The Company believes its Integrated Services(TM) Division ("ISD") organization is one of the largest service organizations in the industry with approximately 1,000 product and service specialists worldwide. This organization provides in-warranty and out-of-warranty service on the Company's approximately 42,500 instruments and provides service on a third-party basis to other medical instrument companies. All of the Company's field service personnel are trained in the technical aspects of one or more of the Company's major instrument systems. In the United States, this field service organization provides rapid (usually within six hours), on-site service to the Company's entire customer base. In the United States, the Company also maintains a telephone-based, in-house technical support and customer service group of over 300 people to provide troubleshooting and other user help, which leverages the higher cost of on-site service.

   Third Party Product Distribution. The Company distributes various products for third party manufacturers in select markets where it can leverage its existing distribution network.

Research and Development

 Overview

   Within the IVD industry, the Company has established a track record of innovation and timely product introduction. The Company maintains an active research and development program focused on the development and commercialization of products which both complement and update its existing product offerings. In each of its core product lines, research and development was instrumental in the development of key technologies which have helped to create strategic product advantages. At December 31, 1999, there were approximately 600 employees involved in the Company's product development efforts.

   Dade Behring spent an average of 8% of revenues over the last three years on R&D for its core product lines, with some product lines reaching 12% of sales. Furthermore, the Company's hemostasis instrument manufacturing partners have made considerable investments in instrument and technology upgrades in collaboration with the Company.

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

   To provide focus for growth and profit enhancement, research and development activities are grouped into two primary categories: platform and systems development and test menu development across all product segments. In addition, Dade Behring has identified specific growth opportunities in near-patient/point-of-care testing, information management and advanced diagnostics development.

   In addition to the product development areas described below, Dade Behring has an active program in place to seek and establish alliances. The Company has an alliance with Sysmex Corporation (formerly TOA Medical Electronics Co., Ltd.), a leading Japanese manufacturer of medical instruments, to produce a variety of hemostasis instruments.

 Platform Development

   The Company is committed to continued investments in new platforms to maintain and enhance its competitive advantage. Management believes that clinical laboratories are increasingly looking to IVD suppliers to help them reduce labor costs, the largest cost component in the laboratory. Among the activities that drive labor costs are sample preparation, instrument setup, throughput and maintenance, manual data entry and manipulation, and the verification and reporting of results. The Company has been a leader in laboratory productivity and workstation automation and is engaged in a broad range of platform development programs that will further automate the laboratory and reduce total laboratory costs.

   In the routine chemistry/immunoassay segment, the Company created the industry's first platform capable of performing highly sensitive heterogeneous immunoassays along with routine clinical chemistry, specialty tests, electrolytes and metabolites with the Dimension(R) RxL instrument platform. The Company is investing to maintain its leadership in laboratory productivity through a number of additional platform enhancements to the RxL. In addition, with a continued focus on laboratory efficiency and integrated solutions for today's laboratory, the Company is developing Central Laboratory Chemistry Work Cells that will interface multiple analytical systems to create an integrated solution for enhanced productivity. Working with a partner, the Company is also investing in the area of pre-analytical sample preparation and sample handling.

   For the higher volume laboratory, the Company will develop a platform that builds on the strengths of integrated chemistry and immunochemistry testing and incorporates the latest concepts in system flexibility and enhanced productivity. For the lower volume chemistry laboratory, the Company is developing a new platform incorporating the recent advances in Dimension technology and targeting to meet the specific needs of this market segment.

   The Company also markets two new high-end automated platforms, one for the Plasma Protein product line, the second for the Hemostasis segment. Current new product initiatives include exciting new platform systems that are designed to meet the needs of the small to mid-size volume customer for the Plasma Protein and Hemostasis product lines. The Company has also recently launched an enhanced version of the MicroScan WalkAway-System(R) and has initiated development of a next generation platform for the microbiology laboratory. The first generation of the Quadriga System, automation of high volume processing of microtiter plate infectious disease tests, was recently launched in Europe and the team is now working on additional configurations of the system to meet the needs of different size laboratories.

   In addition to improvements in the existing portfolio of instruments, the Company continues to seek out new opportunities through the focused development of certain niche instruments. Such products have included the Platelet Function Analyzer (PFA-100(R)) instrument, which automates the testing and quantifiable measurement of platelet function. Like most IVD instruments, the PFA-100(R) instrument uses proprietary reagents and consumables designed exclusively for this instrument. The Company has also developed and launched the Stratus(R)CS instrument in 1998, which is designed to address the need for rapid measurement of cardiac-specific markers in the emergency room and other near-patient care environments, as well as in the central laboratory.

 Test Menu Development

   Once the Company places an instrument, the development of new reagents to conduct additional tests represents a highly leveraged growth opportunity. The Company's large installed base represents significant potential for the Company's new reagent development efforts. The Company is currently developing a series of highly sensitive immunoassays and important biochemical tests for the Dimension(R) RxL instrument platform. It is also increasing the specialty tests on this system with incremental plasma protein methods as well as new drugs of abuse assays.

   For the specialty and niche platforms, a number of new tests are under development, such as, additional acute care markers for the Stratus(R) CS instrument including hsCRP, an important marker for characterizing cardiac risk. New protein markers, such as Cystatin C, CDT and others for the plasma protein systems and new and enhanced tests for the hemostasis platforms, such as D-Dimer, are being developed. The Company is developing a family of TDM assays for immunosuppressive drugs important for the ongoing treatment and maintenance of organ transplant patients and MicroScan continues to add new antibiotics to AST panels. The

Company continues to focus on menu expansion on all its systems in many important disease states. Examples of a few are cardiovascular disease, nutritional assessment, prostate cancer, and transplantation.

 Near-Patient/Point-of-Care Development

   The Company has identified near-patient testing and point-of-care testing as emerging growth opportunities in diagnostics. The Company invests across various segments of the near-patient market and has the leadership position in the point-of-care cardiac segment today. Recent product introductions include the successful launch of the Syva(R) Rapid Test, Syva(R) Rapid Cup and AdultraCheck(TM), as well as the PFA-100(R) instrument and the Stratus(R) CS platform. Furthermore, the Company is evaluating alternatives to leverage its global hemostasis position in the point-of-care market.

 Advanced Diagnostics and Information Technology

   Information management is critical to a laboratory success. The Company is developing products and services that will support the laboratory's need for enhanced connectivity and remote diagnostics as well as value added Clinical Decision-Assist products. Information products are being developed that support the Company's menu expansion into the important clinical areas of prostate and cardiovascular disease and increase the productivity and the partnership between the physician, pharmacist, and laboratory in antibiotic therapy. The Company also maintains an active program in advanced development, with a focus on detection technologies and molecular diagnostics.

Customers

   The Company has a broad customer base that includes primarily hospital and reference laboratories. The Company sells its products worldwide and derives 47% of its revenue from outside the United States. No end-consumer represents more than 3% of the Company's sales. Sales to Allegiance Healthcare Corporation, the Company's U.S. distributor for certain product lines, represented 12% of the Company's sales.

Sales, Distribution and Marketing

   The Company maintains 6 sales offices in the U.S. and 41 sales offices outside the U.S. and employs approximately 2,000 people in its worldwide sales group, comprised of field sales representatives, managers, clinical application specialists ("CASs") and field service representatives. Field sales representatives are the traditional salesforce and are organized by product line. The CASs provide troubleshooting in the field, customer training, and conduct workshops and seminars. The CASs are also organized by major product lines. Field service representatives install instruments at customer locations and provide maintenance and service work on the instruments. In addition, the Company utilizes twelve distributors outside of the U.S.

   The Company maintains a dedicated Health Systems sales team in the U.S. that is exclusively focused on leveraging the Company's broad product line capabilities with Integrated Health Systems. Integrated Health Systems are large hospital networks in integrated delivery systems and represent an increasingly important portion of the customer base. The Health Systems sales team is focused on the top Integrated Health System accounts and provides overlay support for the sales representatives.

   In the United States, the sales organization works closely with the Company's chief domestic distributor, Allegiance Healthcare Corporation ("Allegiance"). Allegiance provides routine distribution and delivery functions such as order entry, invoicing, customer service, database management and physical warehousing and delivery for the Hemostasis and Microbiology products. Chemistry, Cardiac, Plasma Proteins, Infectious Disease and Syva(R) products are sold directly to customers in the U.S. without a distributor.

   In addition to its worldwide sales group, the Company employs approximately 360 marketing personnel worldwide with extensive knowledge and understanding of industry issues, market trends, customer needs and competitive dynamics.

Instrument Placements

   The Company's instruments range in retail price from $20,000 to $210,000. Globally, approximately twenty-five percent of the Company's instrument placements in 1999 were sold to customers, approximately twenty-five percent were sold through third-party lessors and the remainder were financed directly by the Company.

   The Company offers customers a variety of financing options designed to offset the large up-front capital outlay necessary to purchase an IVD instrument. The two most common financing methods are (i) third-party leasing, and (ii) reagent rental agreements in which Dade Behring retains title to the instrument and recoups the cost via premiums on its reagents.

Intellectual Property

   The Company owns over 3,000 United States and non-U.S. patents, and has hundreds of patent applications currently pending in the United States and abroad. These patents and patent applications cover a broad base of technology relating to the Company's MicroScan(R), Stratus(R), Syva(R), Dimension(R), Opus(TM), aca(R), Hemostasis and Plasma Protein product lines as well as technology which has yet to be commercialized. The Company also licenses certain patents and other intellectual property from third parties. In addition to its extensive patent portfolio, the Company possesses a wide array of unpatented proprietary technology and know-how.

   The Company owns over 1,700 United States and non-U.S. registered trademarks and service marks, including the Company's well known and respected Syva(R), MicroScan(R), Stratus(R), and Dimension(R) brand names. In addition, the Company has hundreds of applications for registration of trademarks and service marks pending in the United States and abroad. The Company also owns several United States copyright registrations.

   In the aggregate, these patents, patent applications, trademarks, copyrights and licenses are of material importance to the Company's business. However, the Company believes that no single patent, trademark or copyright (or related group of patents, trademarks or copyrights) is material in relation to the Company's business as a whole.

Employees

   As of December 31, 1999, the Company had approximately 6,460 full-time and part-time employees, 3,650 in the United States, 2,270 in Europe, 240 in Japan and 300 in other locations around the world. The Company also contracted with approximately 630 temporary employees as of December 31, 1999.

Environmental, Health and Safety Matters

   The Company is subject to federal, state, local and foreign environmental laws and regulations and is subject to liabilities and compliance costs associated with the handling, processing, storing and disposing of hazardous substances and wastes. The Company's operations are also subject to federal, state, local and foreign occupational health and safety laws and regulations. The Company devotes resources to maintaining environmental compliance and managing environmental risk and believes that it conducts its operations in substantial compliance with applicable environmental and occupational health and safety laws and regulations. Nonetheless, from time to time, the operations of the Company may result in noncompliance with environmental or occupational health and safety laws or liability pursuant to such laws. The Company expects to incur no material capital expenditures for environmental controls in the current and succeeding fiscal years.

Item 2. Properties.

   The Company provides its customers with high quality products by controlling each stage of production. Below is an overview of the Company's manufacturing facilities including key products manufactured:

                                   Floor
                          No. of   Area
      Location            Sites  (Sq. Ft.) Owned/Leased            Products
      --------            ------ --------- ------------ ------------------------------
Duedingen, Switzerland..     2     184,700    1 Owned     Immunohematology Reagents
                                             1 Leased

Sacramento, California..     2     236,900    1 Owned    Microbiology Instruments and
                                             1 Leased              Reagents

Glasgow, Delaware.......     2     447,000    1 Owned              Cardiac,
                                             1 Leased   Routine Chemistry/Immunoassay
                                                                   Reagents

Brookfield, Connecticut.     1     100,000     Leased              Cardiac,
                                                        Routine Chemistry/Immunoassay
                                                                 Instruments

Cupertino, California...     1     110,000     Leased      Drugs of Abuse Testing,
                                                         Therapeutic Drug Monitoring
                                                                   Reagents

Marburg, Germany........     3     320,000      Owned    Hemostasis, Plasma Protein,
                                                        Infectious Disease Diagnostics
                                                                   Reagents

Mountain View,
 California.............     1      62,235     Leased      Drugs of Abuse Testing,
                           ---   ---------
                                                         Therapeutic Drug Monitoring
                                                                   Reagents
                            12   1,460,835
                           ===   =========

Item 3. Legal Proceedings.

   The Company is involved in a number of legal proceedings arising in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company's business or financial condition.

   The Company is presently pursuing resolution of a series of disputes with a business partner through an independent arbitrator. While the outcome of this arbitration is uncertain, the Company does not believe it will have a significant effect on its reported results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

   None.
                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

   None.

Item 6. Selected Financial Data.

   Set forth below are selected historical financial data of the Company as of the dates and for the periods shown (dollars in millions). The selected historical financial data were derived from the Company's financial statements, which, except for data as of December 31, 1995, 1996 and 1997 and for the years ended December 31, 1995 and 1996, are included elsewhere in this Form 10-K. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Form 10-K.

                                          Years ended December 31,
                                -----------------------------------------------
                                1995(1)(2) 1996(5)  1997(6)  1998(7)   1999(8)
                                ---------- -------  -------  --------  --------
Net sales.....................    $614.3   $ 795.8  $ 980.5  $1,285.2  $1,309.2
Cost of goods sold............    $368.6   $ 444.1  $ 654.1  $  529.4  $  571.0
Gross profit..................    $245.7   $ 351.7  $ 326.4  $  755.8  $  738.2
Marketing and administration
 expenses.....................    $171.1   $ 255.5  $ 366.8  $  513.9  $  564.9
Research and development
 expenses.....................    $ 26.5   $ 138.0  $  61.7  $   88.2  $   90.6
Goodwill amortization expense
 (credit).....................    $ (0.4)  $   3.3  $   5.4  $    5.4  $    5.3
Restructuring expense (3).....    $  --    $  15.0  $  40.1  $   (4.5) $   13.3
Income (loss) from operations.    $ 48.5   $ (60.1) $(147.6) $  152.8  $   64.1
Extraordinary items (4).......    $  --    $ (25.0) $   --   $    --   $   (8.8)
Net income (loss).............    $ 12.7   $(105.3) $(142.6) $   43.5  $  (38.5)

                                                     December 31,
                                       -----------------------------------------
                                        1995    1996     1997     1998    1999
                                       ------ -------- -------- -------- -------
Total assets.......................... $550.9 $1,005.1 $1,510.4 $1,533.4 1,665.8
Long-term liabilities................. $297.9 $  807.9 $  875.1 $  815.6 1,359.9

--------
(1) Financial data for the year ended December 31, 1995 excludes the results of the Burdick & Jackson and Bartels product lines, which were reflected as "Net assets held for sale."

(2) Stockholder's equity and net income for the year ended December 31, 1995 include a non-recurring pre-tax write-off of $40.4 million of allocated purchase price made to record acquired finished goods and work-in-process inventory at fair market value.

(3) In 1996, a $15.0 million restructuring charge was recorded related to a plan to eliminate redundancies and rationalize production capacity in connection with the Chemistry Acquisition. In 1997, the Company recorded a $40.1 million restructuring charge to consolidate manufacturing and distribution operations and eliminate redundant sales, service and administrative functions. In 1998, $4.5 million of the 1997 reserve was determined to be excess and was reversed to income. In 1999 the Company recorded a $16.5 million restructuring charge to reorganize management structure and to reduce operating costs in the sales, service and R&D groups. In addition, net adjustments to the 1997 reserves of $3.2 million were reversed to income.

(4) In 1996, two extraordinary charges totaling $25.0 million after tax were made to record the costs associated with the repurchase of the original 13% senior subordinated notes due in 2005 and the write-off of previously deferred financing fees. In 1999, net deferred financing fees of $14.7 million related to the 1998 Amended Bank Credit Agreement were written off as an extraordinary loss of $8.8 million, net of taxes.

(5) The pre-tax loss for the year ended December 31, 1996 reflects the following pre-tax charges resulting from purchase accounting for the Chemistry Acquisition and other items: (i) a charge to cost of goods sold for $24.8 million related to the step-up to fair value of acquired work-in-process and finished goods inventories, (ii) a $15.0 million restructuring charge designed to lower operating costs, increase efficiency, and eliminate redundant operations, (iii) a $98.1 million charge to research and development expense for acquired research and development projects which do not have alternative applications or separable economic value, and (iv) a $9.5 million charge to cost of goods sold to establish a reserve for excess spare parts inventories related to the Paramax(R) product line.

(6) The net loss for the year ended December 31, 1997 reflects the following pre-tax charges resulting from application of purchase accounting for the Behring Combination related to the following: (i) a charge to cost of goods sold for $171.4 million related to the step-up to fair value of acquired finished goods and work-in process inventories, (ii) a $40.1 million restructuring charge to consolidate manufacturing and distribution operations and eliminate redundant sales, service and administrative functions, (iii) a $1.1 million charge to research and development expense for acquired research and development projects which do not have alternative applications or separable economic value, (iv) $33.5 million of charges related to distribution costs, increased inventory reserves resulting from plant closures and non-core product transition costs, (v) $11.4 million of stock-based compensation charges related to grants of stock options and purchase rights, and (vi) $2.0 million of integration costs associated with the Behring Combination.

(7) Net income for the year ended December 31, 1998 reflects the following pre-tax charges: (i) $13.1 million of stock-based compensation charges related to grants of stock options and purchase rights, (ii) $24.6 million of integration costs associated with the Behring Combination, and (iii) $5.4 million in Year 2000 ("Y2K") remediation costs.

(8) The net loss for the year ended December 31, 1999 reflects the following pre-tax charges: (i) $16.8 million, $14.7 million and $22.7 million of advisory fees, refinancing fees, and stock compensation expense, respectively, related to the June 1999 recapitalization plan, (ii) $23.5 million of Y2K remediation costs and (iii) $26.3 million of integration costs associated with the Behring Combination, and (iv) a $16.5 million restructuring charge in connection with a reorganization of the Company's management structure to reduce operating costs and increase productivity in the Company's U.S. and European sales, service, and R&D groups.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparability

   Comparisons drawn from the Company's Consolidated Financial Statements for 1997 through 1999 are impacted by certain significant purchase accounting-related and other items. Such items include, but may not be limited to:

 1999

  . $16.8 million of non-recurring advisory fees and out-of-pocket expenses associated with the Company's review and consideration of strategic alternatives and mergers and acquisitions leading to the June 1999 recapitalization.

  . $16.5 million restructuring charge in connection with a reorganization of the Company's management structure to reduce operating costs and plans to increase productivity in the Company's U.S. and European sales and service and R&D groups.

  . $22.7 million of nonrecurring stock-based compensation expense related to the June 1999 recapitalization.

  . $23.5 million of Year 2000 ("Y2K") costs.

  . $26.3 million of integration costs associated with the Behring
    Combination.

  . $14.0 million of non-recurring costs associated with the remediation of the new Delaware product distribution system.

  . The reversal to income of $5.9 million of various excess purchase accounting and restructuring reserves.

  . The reversal to income of approximately $11.0 million of various legal related reserves as a result of settlement or discontinuation of several legal proceedings.

 1998

  . $13.1 million of stock-based compensation charges were recorded related to grants of stock options and purchase rights.

  . $24.6 million of integration costs associated with the Behring
    Combination.

  . $5.4 million of Year 2000 ("Y2K") costs.

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

Results of Operations

 1999 Compared to 1998

   Net Sales. Net sales for 1999 totaled $1,309.2 million as compared to $1,285.2 million in 1998. The $24 million or 1.9% increase over 1998 was attributable primarily to strong sales growth from Dimension(R), Stratus(R) CS, Hemostasis and other core products offset by planned declines in non-core Paramax(R), Stratus(R), aca(R) and other product lines and the impact of non-strategic business divestitures that occurred in the third quarter of 1998.

   Excluding sold businesses, revenues grew by $48.7 million or 3.9% in 1999 as compared to 1998. During 1999, the Company experienced 13% sales growth from core product lines, offset by planned declines in non-core product lines. Foreign exchange rate fluctuations did not have a material impact on net sales in 1999 as compared to 1998.

   Gross Profit. Gross profit for 1999 decreased $17.6 million or 2.3% to $738.2 million as compared to $755.8 million in 1998. Gross margins for 1999 were 56.4% compared to 58.8% in 1998. The decrease in gross profit for 1999 is attributable primarily to increased depreciation expense and Year 2000 remediation expenses.

   Marketing and Administrative Expense. Marketing and administrative expense for 1999 totaled $564.9 million as compared to $513.9 million in 1998. The $51.0 million or 9.9% increase in marketing and administrative expense for 1999 is attributable primarily to the non-recurring June 1999 stock-based compensation expense related to the recapitalization, non-recurring advisory fees and out-of-pocket expenses related to the Company's review and consideration of strategic alternatives and merger and acquisitions leading up to the recapitalization transaction, non-recurring remediation costs of the new Delaware product distribution system, and Year 2000 remediation expenses.

   Research and Development Expense. Research and development expense for 1999 totaled $90.6 million. Research and development expense for 1998 totaled $88.2 million. The $2.4 million or 2.7% increase in research and development expense for 1999 is attributable primarily to increased investment in new products partially offset by cost synergies related to eliminating overlapping or redundant R&D projects.

   Research and development expenditures are primarily focused on the development of new instrument platforms, expansion of test menus and investment in advanced diagnostics and point of care technologies.

   Restructuring expense. The Company recorded a $16.5 million restructuring charge in 1999 to reorganize the Company's management structure and to reduce operating cost in the sales, service and R&D groups. In addition net adjustments of $3.2 million to the 1997 reserves recorded in connection with the Behring Combination were reversed to income in 1999. See also Note 7 to the Consolidated Financial Statements.

   While management believes substantial integration of its acquired businesses has been achieved, management also believes that continued globalization of its product offerings and services is necessary. Management is committed to an ongoing review of business processes and systems and may initiate additional restructuring actions to reduce its operating costs and enhance global synergies.

   Income from Operations. Income from operations for 1999 decreased $88.7 million to $64.1 million as compared to $152.8 million in 1998. The decrease in income from operations is due primarily to the $22.7 million non-recurring June 1999 stock-based compensation expense related to the recapitalization, $23.5 million of Year 2000 remediation expenses, $16.8 million of non-recurring advisory fees and out-of-pocket expenses associated with the Company's review and consideration of strategic alternatives and mergers and acquisitions leading up to the recapitalization transaction, $16.5 million of the non-recurring June 1999 restructuring charge, approximately $5.0 million of increased depreciation expense and $14.0 million of non-recurring remediation costs of the new Delaware product distribution system. Excluding these non-recurring charges, income from operations in 1999 could have been $162.6 million. Foreign exchange rate fluctuations did not have a material impact on income from operations in 1999 as compared to 1998.

   Net Interest Expense. Net interest expense for 1999 totaled $108.0 million as compared to $80.5 million in 1998. The $27.5 million, or 34.2% increase was attributable primarily to higher borrowing levels as a result of the June 1999 recapitalization, which is discussed more completely in Liquidity and Capital Resources.

   Other Income. Other income of $6.2 million in 1999 includes $3.6 million of royalty income and a gain of $2.3 million from the settlement of a patent infringement matter.

   Income Taxes. An income tax benefit of $8.0 million (an effective rate of 21.2%) was recorded in 1999. At December 31, 1999, the Company had net deferred tax assets of $399.6 million. In assessing the realizability of the deferred tax asset, management has analyzed the Company's forecast of future taxable income by jurisdiction and other relevant factors, including carryforward limitations, and has concluded that recoverability of the net deferred tax asset is more likely to occur than not. See also Note 10 to the Consolidated Financial Statements.

   Net Income (Loss) before extraordinary item. For the year ended December 31, 1999, the Company incurred a net loss before extraordinary item of $29.7 million, as compared to net income of $43.5 million in 1998. The decrease in net income is attributable primarily to lower income from operations, increased interest expense, partially offset by the gains included in other income.

   Net Income (Loss). For the year ended December 31, 1999, the Company incurred a net loss of $38.5 million as compared to net income of $43.5 million in 1998. The decrease in net income is attributed primarily to lower level of income from operations, and an extraordinary loss related to early retirement of debt partially offset by the gains included in other income.

   EBITDA. EBITDA, as defined by the Company, represents the sum of net income
(loss), interest, taxes, depreciation and amortization, non-recurring charges, including non-cash stock-based compensation expenses, Y2K costs, integration costs, purchase accounting related charges, restructuring charges and certain other non-cash and/or non-recurring charges. EBITDA is in management's opinion a widely accepted financial indicator of the Company's ability to service or incur indebtedness. While the Company does not advocate EBITDA to be considered as a substitute for net income or cash flows, it is the primary financial metric used by management. EBITDA for 1999 totaled $265.9 million as compared to $258.6 million in 1998. The $7.3 million or 2.8% increase over 1998 was attributable primarily to a continued realization of cost synergies from the integration of the Behring operations.

   Integration costs stem from the Behring acquisition and pertain to expenses incurred in connection with the Company's efforts to combine complementary product lines, eliminate manufacturing redundancies, consolidate infrastructure and leverage the unique core competencies of the predecessor and acquired business. The principal elements of such costs include: (i) manufacturing variances, moving, personnel retention, and start-up costs associated with the transfer of manufacturing capacity from Miami, Florida to Marburg, Germany, (ii) personnel costs related to the consolidation of information technology, logistics management, and various other functions within Europe and (iii) costs associated with the cross training of personnel among the combined product lines.

   Y2K remediation costs represent baseline and incremental costs incurred at the direction of the Company's Y2K program office in connection with achieving Y2K readiness. Baseline costs represent allocated payroll expenses attributed to the estimated time employees spent on the Y2K remediation effort.

 1998 Compared to 1997

   Net Sales. Net sales for 1998 totaled $1,285.2 million as compared to $980.5 million in 1997. The $304.7 million or 31.1% increase over 1997 was attributable primarily to the inclusion of a full year of sales from the Behring Combination versus three months of sales in 1997. The strong U.S. dollar reduced sales outside of the U.S. by $5.2 million in 1998 versus 1997.

   Gross Profit. Gross profit for 1998 totaled $755.8 million compared to $326.4 million in 1997. Excluding the $14.6 million of non-recurring costs related to the Behring integration, 1998 gross profit was $770.4 million. Gross profit for 1997 totaled $510.0 million, exclusive of the $171.4 million purchase accounting inventory step-up and the $12.2 million charge related primarily to distribution costs and to increased inventory reserves resulting from the Miami plant closure actions. Exclusive of the above impacts, gross profit increased $260.4 million or 51.1% over 1997, with gross margins improving to 59.9% as compared to 52.0% in 1997. This increase was attributable primarily to the inclusion of a full year of operations from the Behring Combination versus three months of operations in 1997, the ongoing realization of manufacturing cost reductions initiated as a result of the combination and a favorable shift toward higher margin products.

   Marketing and Administrative Expense. Marketing and administrative expense for 1998 totaled $513.9 million as compared to $366.8 million in 1997. During 1998 $8.6 million of non-recurring costs related to the Behring integration were included in marketing and administrative expenses. Marketing and administrative expense for 1997 included $21.3 million of non-recurring charges primarily related to the transition of non-core product lines. Exclusive of the above impacts, the $159.8 million or 46.3% increase over 1997 was attributable primarily to the inclusion of a full year of operations from the Behring Combination versus three months of operations in 1997, offset by cost reduction programs initiated as a result of the combination.

   Research and Development Expense. Research and development expense for 1998 totaled $88.2 million, or $86.9 million exclusive of $1.3 million of non-recurring costs related to the Behring integration. Research and development expense for 1997 totaled $60.6 million, exclusive of the $1.1 million purchase accounting write-off of in-process research and development projects related to the Behring Combination. Exclusive of the above impacts, the $26.3 million or 43.4% increase over 1997 was attributable primarily to the inclusion of a full year of operations from the Behring Combination versus three months of operations in 1997, and increased investment in new products offset by cost synergies related to eliminating overlapping or redundant R&D projects. Research and development expenditures are primarily focused on the development of new instrument platforms, expansion of test menus and investment in advanced diagnostics and point-of-care technologies.

   Restructuring Expense. The restructuring credit of $4.5 million in 1998 related to the reversal of excess severance charges initially established in 1997, as a result of higher than projected levels of employee turnover at the Company's Miami facility. See also Note 7 to the Consolidated Financial Statements.

   Income (Loss) from Operations. Income from operations for 1998 increased $300.4 million to $152.8 million as compared to a loss from operations of $147.6 million in 1997. The pre-tax net loss in 1997 was attributable primarily to the effects of purchase accounting, restructuring charges, non-recurring operating charges, incremental and duplicative operating costs and integration costs.

   Net Interest Expense. Net interest expense for 1998 totaled $80.5 million as compared to $87.8 million in 1997. The $7.3 million or 8.3% decrease was attributable primarily to lower borrowing rates.

   Other Income. Other income of $5.6 million in 1998 includes gains of $2.4 million for the sale of two non-strategic businesses and $2.9 million for the sale of a former manufacturing facility in Miami.

   Income Taxes. Income tax expense of $34.4 million (an effective rate of 44.2%) was recorded in 1998. At December 31, 1998, the Company had net deferred tax assets of $375.3 million. In assessing the realizability of the deferred tax asset, management has analyzed the Company's forecast of future taxable income by jurisdiction and other relevant factors and has concluded that recoverability of the net deferred tax asset is more likely to occur than not.

   Net Income (Loss). For the year ended December 31, 1998, the Company had net income of $43.5 million, as compared to a net loss of $142.6 million in 1997. The net loss in 1997 reflects the impacts of purchase accounting, restructuring charges, non-recurring operating charges, incremental and duplicative operating and integration costs.

   EBITDA. EBITDA, as defined by the Company, represents the sum of net income
(loss), interest, taxes, depreciation and amortization, non-recurring charges, including non-cash stock-based compensation expenses, Y2K remediation costs, integration costs, purchase accounting related charges, restructuring charges and certain other non-cash and/or non-recurring charges. EBITDA is in management's opinion a widely accepted financial indicator of the Company's ability to service or incur indebtedness. While the Company does not advocate EBITDA to be considered as a substitute for net income or cash flows, it is the primary financial metric used by management. EBITDA for 1998 totaled $258.6 million as compared to $176.0 million in 1997. The $82.6 million or 46.9% increase over 1997 was attributable primarily to the inclusion of a full year of operations from the Behring Combination versus three months of operations in 1997 and realization of cost synergies from the integration of Behring operations.

   Integration costs stem from the Behring acquisition and pertain to expenses incurred in connection with the Company's efforts to combine complementary product lines, to eliminate manufacturing redundancies, to consolidate infrastructure and leverage the unique core competencies of the predecessor and acquired business. The principal elements of such costs include: (i) manufacturing variances, personnel retention, moving and start-up costs associated with the transfer of manufacturing capacity from Miami, Florida to Marburg, Germany, (ii) personnel costs related to the consolidation of information technology, logistics management, and various other functions within Europe and (iii) costs associated with the cross training of personnel among the combined product lines.

   Y2K remediation charges represent baseline and incremental costs incurred at the direction of the Company's Y2K program office in connection with achieving Y2K readiness. Baseline costs represent allocated payroll expenses attributed to the estimated time employees spent on the Y2K remediation effort.

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

   In connection with a plan to redeem a portion of the equity interests of certain of its shareholders, Holdings initiated a leveraged recapitalization of the Company in 1999. To fund the transaction, the Company refinanced its existing bank credit facility by entering into a $1.25 billion senior bank credit facility and used $420.1 million of the net proceeds to pay a dividend to Holdings. The new bank credit facility consists of $875 million of term loans and $225.0 million of U.S. dollar and $150 million of Eurodollar denominated revolving credit facilities. Similar to the prior bank credit facility, the borrowings are secured by the stock of the Company's U.S. subsidiaries, all tangible and intangible U.S. assets, and a portion of the stock of the Company's foreign subsidiaries. The term loans and revolving credit facilities bear interest at variable rates based on applicable margins ranging from either 1.50% to 2.125% in excess of the prime lending rate or from 2.50% to 3.125% in excess of LIBOR rate. At December 31, 1999, the company funded the term loan borrowings using LIBOR loans Eurodollar Rate. The LIBOR rate in effect at December 31, 1999 was 5.85% in respect of A Term Loan, 6.09% in respect of B Term Loan, 6.09% in respect of C Term Loan.

   At December 31, 1999, the Company had utilized $34.0 million of its $150 million Eurodollar denominated revolving credit facility and had $225.0 million available under its $225.0 million U.S. dollar revolving credit facility and $43.5 million available under various non-U.S. credit lines.

   The term loans have gradual amortization requirements with minimal repayment requirements in the first two years and final maturity dates between 2005 and 2007. The final maturity date of the revolving credit facilities is June 30, 2005. The revolving credit facilities are subject to a commitment fee of .50%.

   The Company's new bank credit agreement contains various restrictive covenants, including mandatory repayments under certain conditions, minimum interest coverage, maximum leverage ratios, and other covenants, which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset purchases and sales, acquisitions, mergers, and consolidations, prepayments of other indebtedness (including the 11 1/8% senior subordinated notes), liens and encumbrances and other matters customarily restricted in such agreements.

   Working capital at December 31, 1999 totaled $248.0 million as compared to $267.6 million at December 31, 1998. The $19.6 million or 7.3% decrease is attributable primarily to a 3.7% decrease in inventory levels and a 6.4% decrease in accounts receivable as a result of aggressive working capital reduction initiatives.

   Capital expenditures, including instrument placements in customer locations, totaled $122.7 million in 1999 as compared to $139.0 million in 1998. The $16.3 million or 11.7% decrease is attributable primarily to decreased Behring integration capital spending in 1999.

   Inflation affects the cost of goods and services used by the Company. Inflation has been modest in recent years. Overall product prices have been relatively stable during the past three years, and the Company continues to mitigate the adverse effects of inflation primarily through new product offerings, improved productivity and cost containment and improvement programs.

   The Company is significantly leveraged and its ability to meet its debt obligations will depend upon future operating performance which will be affected by many factors, certain of which are beyond the Company's control. The Company anticipates that its operating cash flows and available credit facilities will be sufficient to meet its financial obligations and fund its operational investments. Moreover, at present, the Company believes it is in compliance with all restrictive covenants in its debt agreements and anticipates ongoing compliance. If however, the Company is unable to service its debt requirements as they become due or is unable to maintain ongoing compliance with restrictive covenants, the Company may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

Other Matters

 Delaware Product Distribution System Issue

   In July 1999, the Company's Delaware warehouse experienced start-up problems with its new warehouse management system. The Company incurred approximately $14.0 million of non-recurring remediation costs in 1999 related to the resolution of these system issues; the Company does not expect to incur significant additional remediation costs in 2000.

 Year 2000 Readiness

   Certain information systems in use prior to January 1, 2000 were not able to interpret dates after December 31, 1999 because such systems allowed only two digits to indicate the year in a date. As a result, such systems were unable, for example, to distinguish January 1, 2000 from January 1, 1900. Such inability to properly distinguish between dates could have resulted in adverse consequences on the operations of a business and the integrity of information processing. This potential problem was commonly referred to as the "Year 2000" or "Y2K" issue.

   The Company implemented a comprehensive program to address Year 2000 issues and all necessary implementation efforts were completed as of December 31, 1999. There have been no significant Year 2000 issues associated with the Company's internal systems, customers, products and services, or suppliers and other critical business partners. Management does not expect any significant Year 2000 issues in the future.

   In connection with the resolution of Year 2000 issues, the Company incurred expenses of approximately $23.5 million during 1999. Expenses in 2000 are not expected to be significant.

 New Accounting Pronouncements

   On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for all fiscal years beginning after June 15, 2000 (fiscal year 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

   In the ordinary course of business, the Company utilizes various financial instruments that inherently have some degree of market risk. The principal market risks to which the Company is exposed are changes in interest rates and foreign currency exchange rates. The Company does not enter into contracts for speculative or trading purposes. Contract periods are consistent with related underlying exposures and do not constitute positions independent of those exposures. The qualitative and quantitative information presented below summarizes the Company's market risks associated with debt obligations and other significant financial instruments outstanding at December 31, 1999. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Note 2 to the Consolidated Financial Statements.

 Interest Rate Risk

   The Company is subject to interest rate risk on its long-term variable interest rate debt. The Company enters into debt obligations primarily to support general corporate purposes, including capital expenditures and working capital needs. To manage a portion of its exposure to interest rate increases on its outstanding debt, the Company has purchased zero-cost collars. The Company will receive cash payments from the counterparty if an indexed rate (three-month LIBOR) exceeds the cap and conversely will pay the counterparty if the indexed rate falls below the floor. At December 31, 1999 the indexed rate was between the floor and cap on all contracts.

   At December 31, 1999 the Company had outstanding three zero-cost collars, two having a notional amount of $80 million each and one having a notional amount of $102.5 million. The zero-cost collars mature on October 4, 2001 and November 5, 2001, respectively. The following table sets forth, as of December 31, 1999, the Company's principal cash flows for its long-term debt obligations under its bank credit agreement, related weighted average index rates, and the notional amount and weighted average index rates of the Company's zero collars, by expected maturity dates (U.S. dollars in millions):

                                                                                Estimated
                                                                                Fair Value
                                      Expected Maturity Dates                       at
                          ---------------------------------------------------- December 31,
                          2000   2001   2002   2003   2004   Thereafter Total      1999
                          ----  ------  -----  -----  -----  ---------- ------ ------------
Long-term variable rate
 debt...................  $6.0  $ 33.9  $47.3  $61.0  $74.8    $685.4   $908.4    $908.4
Weighted average
 interest rate..........   6.1%    5.9%   5.9%   5.9%   5.9%      6.0%
Zero-cost collars.......        $262.5                                  $262.5
Weighted average receive
 rate...................           7.3%
Weighted average pay
 rate...................           5.6%

 Foreign Currency Risk

   The Company is subject to foreign currency risk on certain short-term intercompany borrowing arrangements denominated in foreign currencies. The Company enters into these arrangements primarily to support the underlying working capital needs of non-U.S. subsidiaries. In addition, at December 31, 1999, the Company's non-U.S. short-term borrowings totaled $74.9 million. Finally, the Company is subject to foreign currency risk on trade accounts payable and receivable, primarily intercompany, where the receivable or payable is denominated in a currency other than the functional currency of the entity. To manage a portion of these exposures to foreign currency fluctuations, the Company uses forward currency exchange contracts.

   At December 31, 1999, the Company had outstanding 30 short-term forward currency exchange contracts denominated in Australian, British Pound, Canadian, French, Japanese, Singapore, Swiss, Dutch and Euro currencies having a total notional contract amount of $115.8 million. The contracts mature between January and June, 2000. The cost to settle the contracts, which is not material to any individual contract, was $3.3 million at December 31, 1999. The following table sets forth, as of December 31, 1999, the contract amounts at the contract exchange rates as of the contract maturity dates for significant forward currency exchange contracts outstanding (U.S. dollars in millions). Due to the short-term nature of these contracts, contract amounts approximated fair values, and contract exchange rates approximated weighted average contract foreign currency exchange rates at December 31, 1999.

                                                                     Estimated
                                                                     Fair Value
                                                                         at
                                             Contract               December 31,
                                              Amount  Contract Rate     1999
                                             -------- ------------- ------------
      Receive U.S. Dollar/Pay:
        Australian Dollar...................  $ (2.6) 0.6359-0.6372    $ (2.6)
        Canadian Dollar.....................  $ (4.5)         1.467    $ (4.5)
        Swiss Franc.........................  $(11.6)  1.477-1.4858    $(10.9)
        French Franc........................  $ (7.4)         6.100    $ (7.0)
        Japanese Yen........................  $(50.6) 101.90-113.30    $(53.2)
        Dutch Guilder.......................  $ (1.3)        2.0780    $ (1.2)
        Singapore Dollar....................  $ (1.9)        1.6248    $ (1.9)
      Pay U.S. Dollar/Receive:
        Australian Dollar...................  $  0.7         0.6538    $  0.6
        German Mark.........................  $  0.1         1.9469    $  0.1
        Euro................................  $ 10.8  1.0072-1.0074    $ 10.9
        French Franc........................  $  7.4         6.1222    $  7.0
        Japanese Yen........................  $ 15.7  101.16-102.71    $ 15.7
        Dutch Guilder.......................  $  1.3  2.0340-2.0462    $  1.2

Item 8. Financial Statements.

   See the attached Consolidated Financial Statements (pages F-1 through F-
33).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   Executive officers and directors of Dade Behring are as follows:

 Name                       Age                     Position
 ----                       ---                     --------
 Steven W. Barnes..........  39 Chief Executive Officer and Director
                                President and Chief Operating Officer and
 James W. P. Reid-Anderson.  40 Director
 Robert W. Brightfelt......  57 President, Global Products and Director
 Donal M. Quinn............  44 President, Europe, Middle East and Africa
 Marc N. Casper............  31 President, Americas
 Hiroshi Uchida............  39 President, Asia
 Susan A. Evans............  52 Senior Vice President, Research and Development
                                Senior Vice President, Regulatory Affairs and
 Robert A. Boghosian.......  54 Quality Systems
                                Senior Vice President, Chief Information
 David G. Edelstein........  43 Officer
 Nelson Chai...............  34 Senior Vice President, Business Development
 Robert Maple..............  40 Senior Vice President, Human Resources
 Mark E. Nunnelly..........  41 Director
 Stephen G. Pagliuca.......  45 Director
 John P. Connaughton.......  34 Director
 Joseph H. Gleberman.......  41 Director
 Scott T. Garrett..........  49 Director
 Adam Kirsch...............  37 Director

   Mr. Barnes was appointed Chief Executive Officer and Director in 1997. Prior to this assignment, he served as the Company's President of Global Products and Chief Operating Officer since 1996. In 1996 and 1997, Mr. Barnes was Executive Vice President of Bain Capital, where he was responsible for several portfolio companies, including Dade Behring Inc., Miltex Inc. and Claricom Inc., where he served as President and Director. From 1988 to 1996, Mr. Barnes served in various positions, including President and Director of Holson Burnes Group Inc., a publicly traded consumer products company. From 1982 to 1988, Mr. Barnes served in various positions with Price Waterhouse. Mr. Barnes also currently serves as a member of the Board of Directors of the Health Industry Manufacturing Association (HIMA) and is Chairman of the IVD sub-committee. Mr. Barnes is also a member of the Board of Overseers of Children Hospital in Boston, Massachusetts.

   Mr. Reid-Anderson was promoted to President and Chief Operating Officer in 1999, and is also a Director of the Company. In this role, he has responsibility for Global Sales and Service, Research and Development, Marketing, Operations, Regulatory Affairs, Quality Assurance, Human Resources Management and Finance. Prior to this assignment, Mr. Reid-Anderson was Chief Administrative Officer and Chief Financial Officer. Prior to joining the Company, he was Chief Operating Officer and Chief Administrative Officer of Wilson Sporting Goods in addition to running Wilson's international unit. Mr. Reid-Anderson also served in various financial positions of increasing responsibility for Pepsico Inc., Diageo PLC (formerly Grand Metropolitan PLC) and Mobil Oil Corporation in Europe, Asia and North America. Mr. Reid-Anderson is also currently a Director of Epoch Senior Living, Trustmark Insurance, the Lake Forest Montesorri School and the Boys and Girls Clubs of Chicago.

   Mr. Brightfelt was appointed President, Global Products in 1999 and is also a Director of the Company. In this role, he is responsible for Global Research and Development, Strategic Planning, Product Management, Marketing, and Manufacturing Operations across the Company's uniquely wide range of products and systems for Clinical Chemistry, immunochemistry, hemostasis, microbiology, infectious-disease diagnostics, plasma-protein analysis, cardiac diagnostics and drug monitoring. Prior to his appointment in 1999, he was group president for Chemistry products. From 1967 to 1995, he served in a number of executive positions for the DuPont Company in a variety of areas, including Business Director of the Diagnostics Business; Worldwide Marketing Manager, IVD; IVD New Products Manager; Manager of Product Management and Strategic Planning; and Production Control and Planning. Mr. Brightfelt is also a Director of Molecular BioSystems.

   Mr. Quinn was appointed President, Europe, Middle East and Africa in 1999. He joined Dade Behring in 1998 and was Group President, Biology, where he was responsible for worldwide management of the Hemostasis, Plasma Protein and Immunohematology product lines, as well as the Marburg, Germany, and Duedingen, Switzerland facilities. Prior to joining the Company, Mr. Quinn was employed by Mallinckrodt Medical in a number of executive positions since 1982, including Vice President and General Manager for Anesthesiology, Europe; Vice President and Managing Director Europe and Hemocue; and Vice President and Managing Director, Critical Care Division.

   Mr. Casper was appointed President, Americas in 1999. In this role, he is responsible for the Company's sales, service and marketing operations for North, Central and South America. He joined Dade Behring in 1997 as Executive Vice President for Europe, Asia and Intercontinental. Prior to joining the Company, Mr. Casper was an associate of Bain Capital and worked with the Company since 1995 as a member of Bain Capital's Portfolio Management Group. Mr. Casper also worked as a strategic consultant for Bain and Company, where he held several positions of increasing responsibility. Mr. Casper is also a director of Sunol Molecular Systems.

   Mr. Uchida was appointed President for Asia in 1999. He had been Vice President and General Manager for the Asia-Pacific region since joining Dade Behring in 1997. Mr. Uchida previously was a Director with Arthur D. Little, heading the Asia Pacific health-care practice, and Vice President at Bain Consulting.

   Dr. Evans was appointed Senior Vice President of Research and Development at the former Diagnostics Group of Baxter in 1991. In her current role at the Company, Dr. Evans is responsible for leading the research and development activities for the Company worldwide. She joined Baxter in 1981 as a Senior Research Scientist and held a variety of positions including Vice President Research and Development, Dade Division, responsible for development programs in immunochemistry, hemostasis, control products and immunohematology. Dr. Evans is the Secretary of the American Association for Clinical Chemistry and is active in the NCCLS and the International Federation of Clinical Chemistry and Laboratory Medicine.

   Dr. Boghosian joined the Company in 1995 and currently holds the position of Senior Vice President, Regulatory Affairs and Quality Systems. In this role, he is responsible for setting Regulatory Affairs and Quality Assurance policy, assuring compliance with regulations and corporate policy, and directing Health, Safety and Environmental Affairs. For the nine years prior to joining the Company, Dr. Boghosian held management positions of increasing responsibility in Clinical, Regulatory and Quality Affairs, Research and Development and General Management with Johnson and Johnson Corporate and Ortho Diagnostic Systems Inc. From 1969 to 1986, Dr. Boghosian held Operations and Management positions for Warner-Lambert's IVD and pharmaceutical businesses.

   Mr. Edelstein joined Dade Behring in 1998 as Senior Vice President and Chief Information Officer. In this role, he is responsible for leading the development of advanced information systems to support the Company's worldwide organization. Prior to joining the Company, Mr. Edelstein was Vice President of Information Management and Productivity, responsible for financial and supply-chain systems at Bristol Myers Squibb. He also held various positions in Information Technology for IBM. Mr. Edelstein currently serves on the Advisory Board at Syracuse University, L.C. Smith College of Engineering and Computer Science.

   Mr. Chai was appointed Senior Vice President, Business Development in 1999. He is responsible for leading the corporate business development function and the strategic planning process. He joined the company in 1997 and served as Corporate Vice President, Worldwide Field Finance prior to this appointment. From 1995 to 1997, Mr. Chai served in general management and senior finance positions at Allied Signal, Inc. He has also worked for Philip Morris Companies, Inc. and Pepsi-Cola Co. in finance and strategy positions.

   Mr. Maple joined Dade Behring in December 1999, as Senior Vice President, Human Resources. In this role, he is responsible for all Human Resource activities worldwide. Prior to joining the Company, Mr. Maple was Vice President Human Resource Performance Solutions at Allstate Insurance Company. Prior to joining Allstate Company, he was a Partner and Managing Director at Arthur Andersen. Mr. Maple is a member of the Executive Development Network, the International Society of Performance Improvement and the HR Planning Society. He is also a Director of the American Society of Training and Development National Board.

   Mr. Nunnelly has been a Managing Director of Bain Capital since May 1993 and a general partner of Bain Capital since 1990. Prior to joining Bain Capital, Mr. Nunnelly was a partner at Bain & Company, where he managed several relationships in the manufacturing sector and served with Procter and Gamble in product management. He is also a Director of Corporate Software and Technology, SR Research and DoubleClick.

   Mr. Pagliuca has been a Managing Director of Bain Capital since May 1993 and a general partner of Bain Capital since 1989. Prior to joining Bain Capital, Mr. Pagliuca was a partner at Bain & Company, where he worked extensively in the healthcare arena. Mr. Pagliuca also worked as a senior accountant and international tax specialist for Peat Marwick Mitchell & Company in the Netherlands. He is also a Director of Gartner Group, Epoch Senior Living, Wesley Jessen and Dynamic Details.

   Mr. Connaughton has been a Managing Director of Bain Capital since 1997 and a member of the firm since 1989. Prior to joining Bain Venture Capital, Mr. Connaughton was a consultant at Bain & Company, where he worked in consumer products and healthcare strategy consulting. Following the Chemistry Acquisition, Mr. Connaughton became a Director of the Company. Mr. Connaughton is also currently a Director of Epoch Senior Living, Stericycle, Dealtime.com and Vivra Specialty Partners.

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

   Mr. Kirsch was a Managing Director of Bain Capital from 1993 to 1999 and a general partner of Bain Capital since 1990. Mr. Kirsch joined Bain Capital in 1985 as an associate. Prior to joining Bain Capital, Mr. Kirsch was a consultant at Bain & Company, where he worked in mergers and acquisitions. He is also a Director of Therma Wave, Wessley Jessen, Stage Stores and Brookstone.

Item 11. Executive Compensation.

                          Summary Compensation Table

Name and Principal                                              All Other
Position                  Year Salary($) Bonus($) Options(1) Compensation($)
------------------        ---- --------- -------- ---------- ---------------
Steven W. Barnes........  1999  465,000  475,000   300,000          3,200(2)
 Chief Executive Officer                                            8,843(3)
 and Director                                                      12,000(4)
                                                                3,385,817(13)
                          1998  365,038  525,000   720,000        100,000(9)
                                                                      652(3)
                          1997      --       --        --
James W.P. Reid-Anderson
 .......................  1999  419,231  385,000   240,000          3,200(2)
 President, Chief
  Operating                                                        37,209(3)
 Officer and Director                                              12,000(4)
                                                                   42,345(5)
                                                                    7,138(7)
                                                                    4,468(8)
                                                                3,166,833(13)
                                                                  144,652(14)
                          1998  352,132  450,000       --           3,200(2)
                                                                   13,001(3)
                                                                    1,385(4)
                                                                   28,388(5)
                                                                    7,500(7)
                          1997  330,000  178,500   199,400          3,200(2)
                                                                    5,506(3)
                                                                   29,230(5)

                                                                   All Other
Name and Principal Position  Year Salary($) Bonus($) Options(1) Compensation($)
---------------------------  ---- --------- -------- ---------- ---------------
Donal M. Quinn.............  1999  301,906  213,614   140,000         18,875(7)
 President, Europe, Middle
  East                                                                14,439(12)
 and Africa                                                           57,012(10)
                                                                         312(11)
                                                                     237,548(13)
                             1998  121,756      --    200,000          6,618(12)
                                                                     112,155(20)
                             1997      --       --        --
Marc N. Casper.............  1999  300,769  190,650   120,000          3,200(2)
 President, Americas                                                  14,971(3)
                                                                      10,462(4)
                                                                       9,714(7)
                                                                       3,248(8)
                                                                      55,000(10)
                                                                   1,084,393(13)
                                                                     449,464(14)
                                                                       7,078(15)
                                                                       1,278(16)
                                                                      22,122(17)
                             1998  262,239  240,000       --           3,027(2)
                                                                       5,777(3)
                                                                      10,800(4)
                                                                       7,500(7)
                             1997  190,903  107,500   220,000          9,969(4)
Robert W. Brightfelt.......  1999  313,077  160,000    80,000          3,200(2)
 President, Global Products                                           30,537(3)
 and Director                                                         10,000(4)
                                                                       8,549(7)
                                                                   1,400,877(13)
                                                                   1,132,002(14)
                                                                       3,138(18)
                             1998  277,497  140,000    40,000          3,200(2)
                                                                       8,105(3)
                                                                       6,539(4)
                                                                       7,500(7)
                             1997  233,538   95,000    71,640          3,200(2)
                                                                       2,881(3)
                                                                      18,076(19)

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

 (6) Mr. Barnes became CEO on November 1, 1997. Mr. Barnes did not receive any cash remuneration from the Company during 1997.
 (7) Reflects amounts provided by the Company for a personal financial planning allowance.
 (8) Reflects amounts provided by the Company for a legal service allowance.
 (9) Reflects amounts received by Mr. Barnes as a sign on bonus when he became an employee of the Company.
(10) Reflects amounts received by the named executive as a discretionary cash award.
(11) Reflects amounts received by Mr. Quinn as vacation pay.
(12) Reflects amounts provided by the Company for company car.
(13) Reflects amounts received by named executives under the share repurchase program.
(14) Reflects long term capital gain amount received by named executives under the share repurchase program.
(15) Reflects amounts provided by the Company as housing allowance.
(16) Reflects amounts provided by the Company as spouse travel allowance.
(17) Reflects amounts provided by the Company as home trip allowance.
(18) Reflects amounts provided by the Company for household relocation.
(19) Reflects payment by the Company and reimbursed by Dupont for vacation accrued under the Dupont vacation bank policy.
(20) Reflects amounts received by Mr. Quinn as a sign on bonus when he was hired in July 1998.

   The following table sets forth information concerning the option grants by Holdings in 1999, reflecting the four-for-one stock split, to each of the named executive officers:

                                              Individual Grants
                         ------------------------------------------------------------
                                                                                      Potential Realizable Value
                            Number       % of Total                                   at Assumed Annual Rates of
                         of Securities    Options                                        Stock Appreciation of
                          Underlying     Granted to   Exercise or                         Option Terms ($)(1)
                            Options     Employees in  Base Price                      ---------------------------
Name                        Granted    Fiscal Year(2)   ($/Sh)    Expiration Date (3)      5%            10%
----                     ------------- -------------- ----------- ------------------- ------------- -------------
Steven W. Barnes........    300,000        10.1%          $15          7/1/2009           3,587,462     8,377,931
James W.P. Reid-
 Anderson...............    240,000         8.1%          $15          7/1/2009           2,869,969     6,702,345
Donal M. Quinn..........    140,000         4.7%        $12.94         7/1/2009           1,962,549     4,198,101
Marc N. Casper..........    120,000         4.1%          $15          7/1/2009           1,434,985     3,351,173
Robert W. Brightfelt....     80,000         2.7%          $15          7/1/2009             956,656     2,234,115

--------

(1) These amounts represent certain assumed rates of appreciation in accordance with rules of the Commission. Holdings' common stock is not publicly traded. (The assumed fair value of Holdings' Common Stock (as defined herein) is $16.55 share, the value adopted by Holdings for the Share Repurchase Program.)
(2) All options were granted for shares of Holdings' Common Stock (as defined herein) pursuant to Holdings' executive management equity plan.
(3) The stock options expire earlier upon the termination of the employee.

    Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year and
                       Fiscal Year End Option/SAR Values

                                                    Number of Securities      Value of Unexercised
                                                   Underlying Unexercised         In-the-Money
                                 Company                Options/SARs              Options/SARs
                         ------------------------ ------------------------- -------------------------
                         Shares Acquired  Value
Name                       on Exercise   Realized Exercisable Unexercisable Exercisable Unexercisable
----                     --------------- -------- ----------- ------------- ----------- -------------
Steven W. Barnes .......       --          $--
 Time Options...........                            450,160      300,000    $6,077,160    $ 750,000
James W.P. Reid-
 Anderson...............       --           --
 Time Options ..........                            138,468      251,200     2,134,674      784,800
 Performance Options....                            103,760          --      1,517,490          --
Donal M. Quinn..........       --           --
 Time Options...........                             65,016      245,000       576,692    1,569,750
Marc N. Casper..........       --           --
 Time Options...........                             22,008      180,000       317,352    1,198,440
 Performance Options....                             60,032          --        877,968          --
Robert W. Brightfelt....
 Time Options...........       --           --       26,408      132,800       344,172      888,080
 Performance Options....       --           --       83,864          --      1,226,511          --

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

Cash Balance Formula Design

   The cash balance formula design became effective January 1, 1997 when Dade Behring transitioned its pension plan from a final average pay formula design to a cash balance formula design. Employees with an accrued benefit under the final average pay formula design as of December 31, 1996 were credited with an opening cash balance based on the lump-sum presented value of the final average pay formula accrued benefit. In addition, the present value of the aforementioned accrued benefit was increased by a transitional benefit supplement expressed as a percentage multiplier. This transitional benefit supplement recognized the sum of age and service as of December 31, 1996, as follows:

                                                           Transitional Benefits
      Points for Age Plus Services                              Supplement
      ----------------------------                         ---------------------
      less than 35........................................         110%
      35 to 54............................................         115%
      55 or more..........................................         125%

   As of January 1, 1997, the named executive officers had transitional benefit supplements as follows: Mr. Brightfelt $18,722. The benefits include supplements to the qualified and non-qualilfied pension plans. Mr. Barnes, Mr. Reid-Anderson, Mr. Quinn and Mr. Casper did not participate in the plan as of December 31, 1996.

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

   The named executive officers had 1999 company and interest credits as follows: Mr. Barnes, $49,309, Mr. Reid-Anderson, $46,743, and Mr. Casper, $23,020. These credits were posted to the qualified and non-qualified pension plans.

Final Average Pay Formula Design

   Individuals participating in the Plan under the final average pay formula design as of December 31, 1996 continue to accrue service and have their benefits calculated under both the final average pay formula and the cash balance formula through June 30, 1999.

                              PENSION PLAN TABLE

                                            Years of Plan Participation
                                    --------------------------------------------
      Remuneration                     15       20       25       30       35
      ------------                  -------- -------- -------- -------- --------
      125,000...................... $ 32,810 $ 43,750 $ 54,680 $ 65,620 $ 76,560
      150,000......................   39,370   52,500   65,620   78,750   91,870
      175,000......................   45,930   61,250   76,560   91,870  107,180
      200,000......................   52,500   70,000   87,500  105,000  122,500
      225,000......................   59,060   78,750   98,430  118,120  137,810
      250,000......................   65,620   87,500  109,370  131,250  153,120
      300,000......................   78,750  105,000  131,250  157,500  183,750
      400,000......................  105,000  140,000  175,000  210,000  245,000
      450,000......................  118,120  157,500  196,870  236,250  275,620
      500,000......................  131,250  175,000  218,750  262,500  306,250

   The above estimated pension benefit amounts assume that benefit payments begin at age 65 under a single lift annuity form. Such amounts do not reflect the social security offset incorporated by the pension benefit formula. The social security offset amount is determined by a participant's social security earnings history and normal retirement date of age 65. The estimated pension amounts include benefits payable from the qualified and non-qualified pension plans. The non-qualified pension plan provides benefits derived by the qualified plan's formula that exceed legal maximum benefit limitations. The pension benefit formula is:

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

   As of January 1, 2000, the eligible named executive officers' years of plan participation and final average pay for purposes of calculating pension benefits payable under the Plan under the final average pay formula design are as follows: Mr. Brightfelt 32 years and $293.539. Mr. Barnes, Mr. Reid-Anderson, Mr. Quinn and Mr. Casper did not participate in the former Plan as of December 31, 1996.

Compensation of Directors

   Directors are not entitled to receive any compensation for serving on Dade Behring's Board of Directors. Directors are reimbursed for their out-of-pocket expenses incurred in connection with such services.

Item 12. Security Ownership of Management and Directors.

   Dade Behring is a wholly-owned subsidiary of Holdings. The common stock of Holdings consists of Common Stock, par value $.01 per share (the "Common Stock"), Class B Common Stock, par value $.01 per share (the "Class B Common Stock"), and Class L Common Stock, par value $.01 per share (the "Class L Common"). The holders of Class L Common have no voting rights except as required by law. The holders of the Common Stock and Class B Common Stock are entitled to one vote per share and five votes per share, respectively, on all matters to be voted upon by the stockholders of Holdings, including the election of directors. Bain Capital and its related investors, GS Capital and its related investors, and Aventis S.A. are parties to a stockholder agreement regarding the ownership (including the voting) of such stock. By virtue of such stock ownership and stockholder agreement, Bain Capital, GS Capital, and Aventis S.A. have the power to control all matters submitted to a vote of stockholders of, and to elect all directors of, Holdings and, indirectly, to elect all directors of Dade Behring. Between 1996 and 1999, certain members of Dade Behring's management acquired voting common stock of Holdings.

   The following tables set forth certain information, as of December 31, 1999, regarding the beneficial ownership of (i) voting common stock by each person (other than directors and executive officers of Dade Behring) known to Dade Behring to own more than 5% of the outstanding voting common stock of Holdings and (ii) voting and non-voting common stock by each director of Dade Behring, each named executive officer and all of Dade Behring's directors and executive officers as a group. To the knowledge of Dade Behring, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted.

                Security Ownership of Certain Beneficial Owners

                                                    Common Stock and
                                                  Class B Common Stock
                                           -----------------------------------
                                                                   Percentage
                                           Number of  Percentage   of Class--
Name and Address of Beneficial Owner         Shares   Of Class(1) Undiluted(2)
------------------------------------       ---------  ----------- ------------
Bain Capital Entities (3)................. 11,927,152    22.6%        26.5%
 c/o Bain Capital
 Two Copley Place
 Boston, Massachusetts 02116
The Goldman Sachs Group, L.P. and related
 investors (4)............................  5,963,576    11.3%        13.2%
 85 Broad Street
 New York, New York 10004
Aventis S.A. (formally Hoechst A.G.)...... 25,857,700    49.0%        57.4%
 Bruningstrasse 50
 D-65929 Frankfurt a. M.
 Germany

--------
(1) The percentages assume that all options held by Dade Behring's management have been exercised. Certain of the options held by Dade Behring's management are exercisable in accordance with certain time and performance criteria.
(2) The percentages are based on ownership of outstanding shares as of December 31, 1999 and reflect the economic interests of the beneficial owners in Common Stock and Class B Common Stock. Class B Common Stock and Common Stock are identical in all respects except that Class B Common Stock is entitled to five votes per share and Common Stock is entitled to one vote per share. The aggregate Common Stock and Class B Common Stock percentage voting interests are Bain Capital Entities, 40.4%; The Goldman Sachs Group, L.P. and related investors, 20.2%; and Aventis S.A., 37.3%.
(3) Amounts shown represent the aggregate number of shares held by Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., BCIP Associates and BCIP Trust Associates, L.P. (the "Bain Capital Entities").

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

                Security Ownership of Management and Directors

                                        Common Stock and
                                      Class B Common Stock  Class L Common Stock
                                            (Voting)            (Non-voting)
                                      --------------------- --------------------
                                      Number of  Percentage Number of Percentage
Name of Beneficial Owner                Shares    of Class   Shares    of Class
------------------------              ---------- ---------- --------- ----------
Steven W. Barnes (1)................     750,160    1.4%          --      --
James W.P. Reid-Anderson (1)........     500,632    0.95%         800    0.02%
Donal M. Quinn (1)..................     310,016    0.59%         --      --
Marc N. Casper (1)..................     284,552    0.54%       2,500    0.05%
Robert W. Brightfelt (1)............     300,704    0.57%       5,600    0.1%
Scott T. Garrett (2)................     534,432    1.0%       17,808    0.4%
Mark E. Nunnelly (3)................  11,927,152   22.6%    1,325,240   28.8%
Stephen G. Pagliuca (3).............  11,927,152   22.6%    1,325,240   28.8%
Adam Kirsch.........................         --       --          --      --
John P. Connaughton (3).............  11,927,152   22.6%    1,325,240   28.8%
Joseph H. Gleberman (4).............   5,963,576   11.3%      662,620   14.4%
All executive officers and directors
 of Dade Behring as a group (11
 people)............................  20,571,224   39.0%    2,014,568   43.7%

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

Item 13. Certain Relationships and Related Transactions.

Management Services Agreements

   The Company entered into Management Services Agreements with Bain Capital and Goldman, Sachs & Co. (an affiliate of GS Capital). Pursuant to these agreements, the Company will pay Bain Capital and Goldman, Sachs & Co., subject to compliance with the terms of the indenture governing the 11 1/8% senior subordinated notes, an aggregate annual fee of up to $3.0 million plus their respective out-of-pocket expenses in return for management consulting in the areas of corporate finance; corporate strategy; investment analysis; market research and business development; advisory services and support, negotiation; analysis of financial alternatives, acquisitions and dispositions; and other services. For the year ended December 31, 1999, the Consolidated Statement of Operations and Comprehensive Income includes advisory fees and related expenses of $3.2 million incurred under these agreements.

Stockholders Agreement

   On April 14, 1999, Holdings, Aventis S.A., Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., GS Capital Partners, L.P. and certain other parties signatory thereto entered into an Amended and Restated Stockholders Agreement (the "Amended and Restated Stockholders Agreement"). The Amended and Restated Stockholders Agreement provides certain conditions in connection with the election of directors, transfer of stock, sale of the Company and certain restrictions on Dade Behring's activities.

Transition Service Agreements

   Pursuant to Transition Services Agreements dated September 30, 1997, Aventis S.A. provided the Company with certain support services including administrative support, warehousing and distribution services, human resource support, information systems support, accounting support and office space. The Transition Services Agreements have various terms from October 1, 1997 through December 31, 1999. The Company paid $22.9 million to Aventis S.A. related to these agreements for the year ended December 31, 1999.

Other Agreements

   Aventis S.A. subleases office space to the Company pursuant to a sublease dated October 1, 1997. Rent expense related to this sublease totaled $3.6 million for the year ended December 31, 1999. See Note 12 to Consolidated Financial Statements.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) The following documents are filed as part of this report.

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

     None.

                               DADE BEHRING INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page
                                                                            ----
Report of Independent Accountants.........................................   F-2


Consolidated Balance Sheets as of December 31, 1998 and December 31, 1999.   F-3


Consolidated Statements of Operations and Comprehensive Income (Loss) for
 the three years ended December 31, 1999..................................   F-4


Consolidated Statements of Cash Flows for the three years ended December
 31, 1999.................................................................   F-5


Consolidated Statements of Changes in Stockholder's Equity (Deficit) for
 the three years ended
  December 31, 1999.......................................................   F-6


Notes to Consolidated Financial Statements................................   F-7


Financial Statements Schedule (Schedule II)...............................  F-30

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Dade Behring Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of cash flows and of changes in stockholder's equity (deficit) present fairly, in all material respects, the financial position of Dade Behring Inc. (a wholly-owned subsidiary of Dade Behring Holdings, Inc.) and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 10, 2000

                               DADE BEHRING INC.

                          CONSOLIDATED BALANCE SHEETS

                (Dollars in millions, except share-related data)

                                                      December 31, December 31,
                       ASSETS                             1998         1999
                       ------                         ------------ ------------
Current assets:
  Cash and cash equivalents..........................   $   25.8     $   49.8
  Restricted cash....................................        --          11.4
  Accounts receivable, net...........................      353.5        330.9
  Inventories........................................      265.9        256.2
  Prepaid expenses and other current assets..........        7.3         28.7
  Deferred income taxes..............................       76.8         78.2
                                                        --------     --------
    Total current assets.............................      729.3        755.2
                                                        --------     --------
Property, plant and equipment, net...................      304.7        341.0
Debt issuance costs, net.............................       31.2         43.3
Goodwill, net........................................      126.5        125.8
Deferred income taxes................................      269.7        284.2
Other assets.........................................       72.0        116.3
                                                        --------     --------
    Total assets.....................................   $1,533.4     $1,665.8
                                                        ========     ========

   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
   ----------------------------------------------
Current liabilities:
  Current portion of long-term debt..................   $   13.0     $    6.0
  Short-term debt....................................       96.4         74.9
  Accounts payable...................................      130.7        125.9
  Accrued liabilities and other......................      228.4        241.9
                                                        --------     --------
    Total current liabilities........................      468.5        448.7
                                                        --------     --------
Long-term debt, less current portion.................      373.0        902.4
Senior subordinated notes............................      350.0        350.0
Other liabilities....................................       92.6        107.5
                                                        --------     --------
    Total liabilities................................   $1,284.1     $1,808.6
                                                        --------     --------
Commitments and contingencies........................        --           --
Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares
   authorized, issued and outstanding................        --           --
  Additional paid-in capital.........................      493.0        184.1
  Unearned stock-based compensation..................      (11.5)        (8.1)
  Notes receivable on capital contribution...........       (0.2)         --
  Accumulated deficit................................     (209.4)      (247.9)
  Accumulated other comprehensive loss...............      (22.6)       (70.9)
                                                        --------     --------
    Total stockholder's equity (deficit).............      249.3       (142.8)
                                                        --------     --------
    Total liabilities and stockholder's equity
     (deficit).......................................   $1,533.4     $1,665.8
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                               DADE BEHRING INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                             (Dollars in millions)

                                                   Years ended December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
Net sales........................................  $ 980.5  $1,285.2  $1,309.2
                                                   -------  --------  --------
Operating costs and expenses:
  Cost of goods sold.............................    654.1     529.4     571.0
  Marketing and administrative expenses..........    366.8     513.9     564.9
  Research and development expenses..............     61.7      88.2      90.6
  Goodwill amortization expense..................      5.4       5.4       5.3
  Restructuring expenses.........................     40.1      (4.5)     13.3
                                                   -------  --------  --------
Income (loss) from operations....................   (147.6)    152.8      64.1
Other income (expense):
  Interest expense, net..........................    (87.8)    (80.5)   (108.0)
  Other..........................................      9.0       5.6       6.2
                                                   -------  --------  --------
Income (loss) before income taxes................   (226.4)     77.9     (37.7)
Income tax expense (benefit).....................    (83.8)     34.4      (8.0)
                                                   -------  --------  --------
Income (loss) before extraordinary items.........   (142.6)     43.5     (29.7)
Extraordinary loss related to early retirement of
 debt (net of $5.9 million income tax benefit)...      --        --       (8.8)
                                                   -------  --------  --------
Net income (loss)................................   (142.6)     43.5     (38.5)
                                                   -------  --------  --------
Other comprehensive loss, before tax:
  Foreign currency translation adjustments.......     (8.6)    (11.6)    (46.9)
  Unrealized gain (loss) on marketable
   securities....................................     (0.2)     (0.3)      0.4
  Minimum pension liability adjustment...........      --        --       (1.8)
                                                   -------  --------  --------
Other comprehensive loss.........................     (8.8)    (11.9)    (48.3)
Income tax benefit related to items of
 comprehensive loss..............................      --        --        --
                                                   -------  --------  --------
                                                     (8.8)     (11.9)    (48.3)
                                                   -------  --------  --------
Comprehensive income (loss)......................  $(151.4) $   31.6  $  (86.8)
                                                   =======  ========  ========


          See accompanying notes to consolidated financial statements.

                               DADE BEHRING INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in millions)

                                                      Years ended December
                                                               31,
                                                     -------------------------
                                                      1997     1998     1999
                                                     -------  -------  -------
Operating Activities:
 Net income (loss).................................  $(142.6) $  43.5  $ (38.5)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Write-off of in-process research and
    development....................................      1.1      --       --
   Depreciation and amortization expense...........     56.6     56.7     66.8
   Stock-based compensation expense................     11.4     13.1     31.3
   Other non-cash charges..........................     37.1      3.8      6.1
   Amortization of inventory step-up...............    171.4      --        --
   Write-off of debt issuance costs................      --       --      14.7
   Restructuring expenses..........................     40.1      --      13.3
   Gain on sales of assets.........................      --      (5.3)    (8.6)
   Deferred income taxes...........................    (86.1)    29.6    (18.0)
   Sale of trade accounts receivable...............      --       --      14.2
   Changes in balance sheet items, net of
    acquisitions:
     Accounts receivable, net......................     (3.3)     1.5    (28.3)
     Inventories...................................     (6.3)   (30.5)    (3.5)
     Accounts payable..............................    (11.0)    42.1     (0.7)
     Prepaid expenses and other current assets.....      --       --     (27.8)
     Accrued liabilities...........................    (66.0)   (21.3)     3.4
     Other liabilities.............................     86.9    (63.9)     1.6
     Other, net....................................    (33.1)    (2.0)    (8.6)
                                                     -------  -------  -------
      Net cash flow provided by operating
       activities..................................     56.2     67.3     17.4
                                                     -------  -------  -------
Investing Activities:
 Acquisitions and purchase price adjustments, net
  of acquired cash.................................     (0.9)    30.5    (12.2)
 Capital expenditures..............................    (68.4)  (139.0)  (122.7)
 Proceeds from sale of assets......................      0.7     36.2     11.3
                                                     -------  -------  -------
      Net cash flow utilized by investing
       activities..................................    (68.6)   (72.3)  (123.6)
                                                     -------  -------  -------
Financing Activities:
 Increase in restricted cash.......................      --       --     (11.4)
 Proceeds from collateralized borrowing............      --       --      17.4
 Net proceeds/repayments related to short-term
  debt.............................................     (0.5)    44.3    (21.8)
 Borrowings under revolving credit facility........    259.4     94.0    500.0
 Repayment of borrowings under revolving credit
  facility.........................................   (259.4)   (75.0)  (485.5)
 Proceeds from borrowings under bank credit
  agreement........................................     50.0      --     875.0
 Repayment of borrowings under bank credit
  agreement........................................    (69.4)   (53.6)    (3.8)
 Dividend to parent................................    (34.8)     --    (420.1)
 Retirement of previous bank credit agreement......      --       --    (366.2)
 Capital contribution from parent..................     88.4      --      80.0
 Debt issuance costs...............................     (0.4)     --     (33.2)
                                                     -------  -------  -------
      Net cash flow provided by financing
       activities..................................     33.3      9.7    130.4
                                                     -------  -------  -------
Effect of foreign exchange rates on cash...........     (0.4)     0.6     (0.2)
                                                     -------  -------  -------
      Net increase in cash and cash equivalents....     20.5      5.3     24.0
Cash and Cash Equivalents:
 Beginning of period...............................      --      20.5     25.8
                                                     -------  -------  -------
 End of period.....................................  $  20.5  $  25.8  $  49.8
                                                     =======  =======  =======
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for interest..........  $  92.2  $  77.3  $  89.0
                                                     =======  =======  =======
 Cash paid during the period for income taxes......  $   7.8  $   4.6  $   3.7
                                                     =======  =======  =======
Non-Cash Supplemental Disclosure of Cash Flow
 Information:
 Acquired company contributed by parent............  $ 316.0  $   --   $   --
                                                     =======  =======  =======

          See accompanying notes to consolidated financial statements.

                               DADE BEHRING INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

                             (Dollars in millions)

                                                      Notes                               Accumulated      Total
                          Common Stock  Additional  Receivable    Unearned                   Other     Stockholder's
                          -------------  Paid-in    on Capital  Stock-Based  Accumulated Comprehensive    Equity
                          Shares Amount  Capital   Contribution Compensation   Deficit       Loss        (Deficit)
                          ------ ------ ---------- ------------ ------------ ----------- ------------- -------------
Balance at December 31,
 1996...................  1,000  $ --    $  87.2       $--         $  --       $(110.3)     $ (1.9)       $ (25.0)
                          -----  -----   -------       ----        ------      -------      ------        -------
Net loss................                                                        (142.6)                    (142.6)
Capital contribution
 from parent............                   404.6                                                            404.6
Notes receivable on
 capital contribution...                               (0.7)                                                 (0.7)
Cash dividend to parent
 on Common Stock........                   (34.8)                                                           (34.8)
Issuance of unearned
 stock-based
 compensation...........                    33.2                    (33.2)                                    --
Amortization of unearned
 stock-based
 compensation...........                                             11.4                                    11.4
Unrealized loss on
 marketable securities..                                                                      (0.2)          (0.2)
Cumulative translation
 adjustment.............                                                                      (8.6)          (8.6)
                          -----  -----   -------       ----        ------      -------      ------        -------
Balance at December 31,
 1997...................  1,000    --      490.2       (0.7)        (21.8)      (252.9)      (10.7)         204.1
                          -----  -----   -------       ----        ------      -------      ------        -------
Net income..............                                                          43.5                       43.5
Payments on notes
 receivable.............                                0.5                                                   0.5
Issuance of unearned
 stock-based
 compensation...........                     3.6                     (3.6)                                    --
Adjustment of unearned
 stock-based
 compensation...........                    (0.8)                     0.8                                     --
Amortization of unearned
 stock-based
 compensation...........                                             13.1                                    13.1
Unrealized loss on
 marketable securities..                                                                      (0.3)          (0.3)
Cumulative translation
 adjustment.............                                                                     (11.6)         (11.6)
                          -----  -----   -------       ----        ------      -------      ------        -------
Balance at December 31,
 1998...................  1,000    --      493.0       (0.2)        (11.5)      (209.4)      (22.6)         249.3
                          -----  -----   -------       ----        ------      -------      ------        -------
Net loss................                                                         (38.5)                     (38.5)
Capital contribution
 from parent............                    80.0                                                             80.0
Cash dividend to parent
 on recapitalization....                  (420.1)                                                          (420.1)
Payments on notes
 receivable.............                                0.2                                                   0.2
Issuance of unearned
 stock-based
 compensation...........                     8.8                     (8.8)                                    --
Cancellation of stock
 options................                    (1.2)                     1.2                                     --
Amortization of unearned
 stock-based
 compensation...........                                             11.0                                    11.0
Issuance of stock-based
 compensation...........                     1.3                                                              1.3
Adjustment of stock-
 based compensation.....                    (1.0)                                                            (1.0)
Compensation expense
 related to
 recapitalization.......                    22.7                                                             22.7
Unrealized gain on
 marketable securities..                                                                       0.4            0.4
Tax benefit of option
 exercises..............                     0.6                                                              0.6
Minimum pension
 liability adjustment                                                                         (1.8)          (1.8)
Cumulative translation
 adjustment.............                                                                     (46.9)         (46.9)
                          -----  -----   -------       ----        ------      -------      ------        -------
Balance at December 31,
 1999...................  1,000  $ --     $184.1       $--         $ (8.1)     $(247.9)     $(70.9)       $(142.8)
                          =====  =====   =======       ====        ======      =======      ======        =======

          See accompanying notes to consolidated financial statements.

                               DADE BEHRING INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

   Dade Behring Inc. (the "Company"), was incorporated in Delaware in 1994 and is a wholly-owned subsidiary of Dade Behring Holdings, Inc. ("Holdings"). Bain Capital, Inc., GS Capital Partners, L.P. (an affiliate of Goldman Sachs Group, L.P.), their respective related investors, Aventis S.A. and certain of its affiliates ("Aventis S.A.") and the management of the Company own substantially all of the capital stock of Holdings. The Company develops, manufactures and markets in vitro diagnostic equipment, reagents, consumable supplies and services worldwide.

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

   Effective October 1, 1997, Holdings acquired (the "Behring Combination") the stock and beneficial interests of various subsidiaries of Aventis S.A. that operated its worldwide human in vitro diagnostic business ("Behring"). The stock and beneficial interest was contributed to the Company effective October 1, 1997. The operating results and acquired assets and assumed liabilities of the Behring Combination, which was accounted for as a purchase, have been reflected in the Company's consolidated financial statements since October 1, 1997.

2. Summary of Significant Accounting Policies

   This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the accompanying consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently.

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

                               DADE BEHRING INC.

The estimated discount recorded by the Company may be revised in the future as actual selling price information becomes available.

   Revenues under product service contracts, which are generally for one year, are deferred and recognized ratably over the term of the contract.

 Cash and Cash Equivalents

   For purposes of reporting cash flows, cash and cash equivalents include demand deposits and cash equivalents which are highly liquid instruments with maturities of three months or less at the time of purchase and are held to maturity. Cash equivalents were not significant at December 31, 1998. Cash equivalents included $7.0 million invested in short-term money market investments at December 31, 1999.

 Restricted Cash

   Restricted cash of $11.4 million at December 31, 1999, represents a portion of the proceeds from the sale of trade receivables in Italy that is temporarily unavailable for use by the Company. The cash is recorded as restricted since the sale of the Italian trade receivables was not finalized as of year-end. At December 31, 1999, the trade receivables for sale have been segregated in other current assets and the proceeds have been recorded in accrued liabilities in the consolidated balance sheet. At February 29, 2000, the sale of the trade receivables was finalized and the restrictions on the cash were removed.

 Accounts Receivable

   Accounts receivable are net of bad debt reserves of $18.0 million and $18.5 million at December 31, 1998 and 1999, respectively. Accounts receivable are unsecured.

 Research and Development Expenses

   Expenditures by the Company for research and development are expensed as incurred.

   In 1997, in connection with the Behring Combination (Note 3), $1.1 million of the purchase price was allocated to acquired in-process research and development for projects which had no alternative future use. Such costs were expensed immediately following consummation of the Behring Combination.

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

 Goodwill

   Goodwill represents the excess cost over the fair value of net assets acquired in connection with various acquisitions made by the Company, primarily the Chemistry acquisition. Negative goodwill was recorded in association with both the Dade Acquisition and the Behring Acquisition; the unamoritized balances remaining at December 31, 1999, are included in other long-term liabilities, and represent the amounts that the fair value of net assets acquired exceeded the respective total purchase price, as adjusted by the pro rata write-off of certain non-current assets. The carrying value of goodwill and other long-lived assets is reviewed for impairment when events or changes in circumstances indicate the carrying value of the asset may not be recoverable. This review compares projected future undiscounted cash flows before interest to the carrying value of the asset.

   Goodwill at December 31, 1999, aggregated $125.8 million, net of $21.9 million of accumulated amortization. Negative goodwill aggregated $22.4 million at December 31, 1999, net of $3.6 million of accumulated amortization. Goodwill and negative goodwill are being amortized using the straight-line method over 25 years.

 Patents, Trademarks and Other Identifiable Intangible Assets

   Patents, trademarks and other identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter (generally not exceeding 17 years). Patents and trademarks totaled $23.5 million and $20.3 million, net of accumulated amortization of $8.6 million and $11.8 million, at December 31, 1998 and 1999, respectively. Other identifiable intangible assets totaled $10.9 million and $31.9 million, net of accumulated amortization of $36.3 and $45.0 at December 31, 1998 and 1999, respectively.

 Debt Issuance Costs

   Debt issuance costs, which are being amortized over the applicable terms of the bank credit agreement and 11 1/8% senior subordinated notes, totaled $31.2 million at December 31, 1998, net of accumulated amortization of $15.4 million, and $43.2 million at December 31, 1999, net of accumulated amortization of $9.8 million. The Company capitalized approximately $33.2 million in financing fees related to the June 1999 bank credit facility refinancing that will be amortized over the life of the loans. Net deferred financing fees of $14.7 million related to the previous credit agreement were written off as an extraordinary loss of $8.8 million, net of taxes, in June 1999.

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

   The Company enters into forward currency exchange contracts with highly rated counterparties to manage its exposure to foreign currency fluctuations on short-term intercompany borrowing arrangements denominated in foreign currencies. The intercompany borrowing arrangements support the underlying working capital needs of non-U.S. subsidiaries. Premiums and discounts on forward rate option contracts are deferred and amortized to other income over the life of the contract. Gains and losses on forward contracts resulting from revaluations are recorded to other income. At the maturity of the forward contracts the currencies involved are exchanged based on the contracted exchange rate. At December 31, 1998 and December 31, 1999, the replacement value of "in-the-money" contracts was not significant. Total notional contract value of foreign currency exchange contracts outstanding were as follows (in millions):

                                                                      December
                                                                         31,
                                                                     -----------
                                                                     1998  1999
                                                                     ----- -----
      Forward purchases............................................. $ 2.9 $36.0
      Forward sales................................................. $87.2 $79.9

   The Company has utilized purchased interest rate caps, for which the Company will receive cash payments from the counterparty if an indexed rate of interest is exceeded, to manage a portion of its exposure to interest rate increases on its outstanding debt. The notional value of these caps was $230.0 million at December 31, 1998. Premiums paid for the purchase of the caps were recorded to interest expense over the life of the caps. Amounts received, if any, were recorded as a reduction of interest expense over the related period.

   Beginning in 1999 the Company purchased interest rate caps while simultaneously selling an interest rate floor; these transactions are known as zero-cost collars. The Company will receive cash payments from the counterparty if an indexed rate exceeds the cap and conversely will pay the counterparty if the indexed rate falls below the floor. At December 31, 1999, the indexed rate was between the floor and cap on all contracts. The notional amount of these contracts was $262.5 million at December 31, 1999.

 Earnings (Loss) Per Share

   Earnings (loss) per share is not presented for the Company, as its common stock is not publicly traded.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. At December 31, 1998 and 1999, $51.0 and $40.6 million, respectively, of U.S. accounts receivable results from the Company's sales to Allegiance Healthcare Corporation ("Allegiance"). This credit risk is mitigated due to the large number of entities comprising Allegiance's worldwide customer base and their dispersion across different regional economies. Net sales to Allegiance aggregated $257.5, $230.7 and $160.7 million, in the year ended December 31, 1997, 1998 and 1999, respectively.

                               DADE BEHRING INC.

   Substantially all of the Company's customers operate in the hospital and reference laboratory market, which may be subject to legislated healthcare reforms. Additionally, at December 31, 1998 and 1999, approximately $68.0 million or 29% and $53.6 million or 27%, respectively, of the Company's non-U.S. accounts receivable were geographically concentrated in Italy. The Company does not expect these risk factors to have a material adverse impact on its results of operations, financial position or liquidity.

 Fair Value of Financial Instruments

   The carrying values of cash equivalents and other current assets and liabilities approximate fair value at December 31, 1998 and 1999, because of the short maturity of these instruments.

   The excess of the carrying values of derivative financial instruments over fair values aggregated $3.0 million at December 31, 1998. The excess of the carrying values of derivative financial instruments over fair values aggregated $1.9 million at December 31, 1999. Fair values are based upon year-end published exchange rates.

   The carrying value of the long-term debt of $373.0 million and $902.4 million at December 31, 1998 and 1999, respectively, approximates fair value as the interest rate on each instrument adjusts based upon market interest rate changes. The fair value of the $350.0 million 11 1/8% senior subordinated notes was $379.2 million and $349.6 million at December 31, 1998 and 1999, respectively, based on the trading value at the date.

 Stock-Based Compensation

   Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, the use of a fair value method for recording compensation expense for stock-based compensation plans. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, compensation cost for stock options is based on the excess, if any, of the fair value of the stock at the date of the grant over the amount the employee must pay to acquire the stock (see Note 11).

 New Accounting Pronouncements

   On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for all fiscal years beginning after June 15, 2000 (fiscal year 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

 Reclassifications

   Certain reclassifications have been made to prior period balances to conform to the current year presentation.

                               DADE BEHRING INC.

3. Behring Combination

   Effective October 1, 1997, Holdings completed its acquisition of Behring from Aventis S.A.. As consideration for the acquisition, Holdings issued equity securities to Aventis S.A. providing Aventis S.A. with a 32.5% interest in Holdings and paid $0.1 million to Aventis S.A. at closing. Subsequent to closing, Aventis S.A. paid Holdings $54.8 million related to certain adjustments and changes in the Net Assets (as defined in the Agreement and Plan of Contribution related to the acquisition) of Behring, which were treated as a reduction to the final purchase price. The equity securities issued to Aventis S.A. comprise 22,809,532 shares of Holdings' Common Stock and a warrant, which was exercised in 1999 (Note 12), to acquire a total of 5,599,568 additional shares of Holdings' Class L Common and Common Stock for $80.0 million. The issued shares and warrant were valued by independent appraisal at $352.8 million and $16.1 million, respectively, as of October 1, 1997. Holdings contributed Behring to the Company effective October 1, 1997 and the Company recorded in 1997 a capital contribution of $404.6 million, representing the aforementioned appraised values and direct costs of the acquisition. The transaction was accounted for as a purchase and, accordingly, the operating results of Behring have been included in the consolidated operating results since October 1, 1997. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. Since the estimated fair values of the net assets acquired exceeded total acquisition cost, the allocation of purchase price resulted in a pro rata write-off of non-current assets, including in-process research and development projects and the initial establishment of $18.6 million of negative goodwill, which is being amortized using the straight-line method over 25 years.

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
                                                                        ------
      Costs of assets acquired......................................... $701.0
                                                                        ======

   The following represents the unaudited pro forma results of operations of the Company as if the Behring Combination had occurred on January 1, 1997, after giving effect to the following adjustments: write-off of in-process research and development, write-off of inventory step-up, decreased depreciation of property, plant and equipment, decreased amortization of intangibles, decreased amortization of goodwill, and related income tax effects of these adjustments (in millions):

                                                                   Pro forma
                                                                  Year ended
                                                               December 31, 1997
                                                               -----------------
                                                                  (Unaudited)
      Net sales...............................................     $1,412.1
                                                                   ========
      Loss from operations....................................     $ (109.4)
                                                                   ========
      Loss before extraordinary items.........................     $ (116.9)
                                                                   ========
      Net loss................................................     $ (116.9)
                                                                   ========

   The unaudited pro forma results of operations presented above are not necessarily indicative of the results that would have been obtained if the Behring Combination had actually occurred on January 1, 1997 and are not intended to be a projection of future results or trends.

                               DADE BEHRING INC.

4. Dade Chemistry Acquisition

   Effective May 1, 1996, the Company completed the acquisition of Dade Chemistry from DuPont, which was accounted for as a purchase. Accordingly, the purchase price and the direct costs of the Chemistry Acquisition, which aggregated $585.9 million, were allocated to the assets acquired and the liabilities assumed based upon their fair market values at the date of the acquisition. The Chemistry Acquisition was financed principally by the issuance of $350.0 million of senior subordinated notes, a refinancing of bank debt and cash. Since the purchase price exceeded the fair market value of the net assets acquired, the residual, aggregating $145.0 million, was recorded as goodwill. During 1998, $5.0 million of remaining unused restructuring reserves were charged against goodwill and $7.3 million of liabilities established in purchase accounting were not ultimately funded and were reversed to income. The estimated fair values, which were finalized during 1997, are based on independent appraisals, management estimates and negotiations with DuPont.

5. Inventories

   Inventories consist of the following (in millions):

                                                                   December 31,
                                                                   -------------
                                                                    1998   1999
                                                                   ------ ------
      Raw materials............................................... $ 48.8 $ 45.9
      Work-in-process.............................................   52.3   43.1
      Finished products...........................................  164.8  167.2
                                                                   ------ ------
          Total inventories....................................... $265.9 $256.2
                                                                   ====== ======

6. Property, Plant and Equipment

   Property, plant and equipment consist of the following (in millions):

                                                                 December 31,
                                                                ---------------
                                                                 1998     1999
                                                                -------  ------
      Land..................................................... $   6.8  $  7.6
      Buildings and leasehold improvements.....................    46.0    76.3
      Machinery and equipment..................................   100.3   154.0
      Equipment placed with customers..........................   281.6   372.6
      Construction in progress.................................    57.1    28.0
      Capitalized software.....................................    40.9    65.0
                                                                -------  ------
      Total property, plant and equipment, at cost.............   532.7   703.5
      Accumulated depreciation and amortization................  (228.0) (362.5)
                                                                -------  ------
          Net property, plant and equipment.................... $ 304.7  $341.0
                                                                =======  ======

   Equipment placed with customers includes instruments provided at no charge in exchange for contractual commitments for ongoing reagent revenues. The net book value of this equipment was $102.9 million and $126.2 million at December 31, 1998 and 1999, respectively. Management believes the carrying value of this equipment is recoverable from the revenues anticipated from future reagent sales.

7. Restructuring

   In 1997, in connection with the Behring Combination, the Company recorded a $40.1 million restructuring accrual against operating expenses (the "1997 Reserve") and allocated $74.3 million of the Behring

                               DADE BEHRING INC.

Combination purchase price (the "Behring Allocation Reserve") for a restructuring plan to consolidate manufacturing and distribution operations and to eliminate redundant sales, service and administrative functions. These restructuring actions include the closure of the Company's Miami, Florida and Behring's Westwood, Massachusetts manufacturing facilities, the exit from the San Jose administrative/research facility, the consolidation and reorganization of the global sales, marketing and research and development organizations and elimination of administrative redundancies. In 1998 and 1999, excess severance accruals under the 1997 Reserve of $4.5 million and $4.1 million, respectively, resulting from higher than projected employee turnover, were identified and credited to income. Severance costs of $0.9 million in excess of the original severance reserves established under the Behring Allocation Reserve were identified, charged to restructuring expense, and paid in 1999.

   A total of 1,528 employees were identified for termination resulting from these activities, 824 of which were employees of the Company prior to the Behring Combination. Of the 824 employees identified and accrued for in the 1997 Reserve, 69, 341, and 277 were severed during 1997, 1998, and 1999, respectively. No additional employees are expected to be terminated under the plan which established the 1997 Reserve. Of the 704 employees identified and accrued for in the Behring Allocation Reserve, 58, 467, and 90 were severed during 1997, 1998, and 1999, respectively. No additional employees are expected to be terminated under the Behring Allocation Reserve; however, approximately $1.5 million of severance costs relating to employees terminated prior to year-end were not paid as of December 31, 1999. The Company expects approximately $5.0 million of cash outlays in fiscal year 2000 on the remaining Behring Allocation Reserve with the balance relating to future scheduled rent payments on an exited facility. At December 31, 1998 and December 31, 1999, $24.0 and $15.3 million respectively, of the Behring Allocation Reserve is classified in other long term liabilities.

   In June 1999, in connection with a reorganization of the Company's management structure to reduce operating costs and plans to increase productivity primarily in the Company's U.S. and European sales and service and R&D groups, the Company recorded a $16.5 million restructuring charge (the "1999 Reserve"). A total of approximately 140 employees were identified for termination resulting from these activities. As of December 31, 1999, 40 employees had been severed. The Company expects that substantially all of the remaining reserve will be utilized in fiscal year 2000.

   The following table summarizes the Company's restructuring activity for the years ended December 31, 1997, 1998, and 1999 (in millions):

                                                  Facility and
                                                   Other Exit
1997 Reserve                                         Costs     Severance Total
------------                                      ------------ --------- ------
Reserve established as of October 1, 1997........    $ 13.7     $ 26.4   $ 40.1
  cash payments..................................      (1.3)      (1.4)    (2.7)
                                                     ------     ------   ------
Reserve balance, December 31, 1997...............      12.4       25.0     37.4
  cash payments..................................      (9.9)     (10.4)   (20.3)
  reversal to income.............................       --        (4.5)    (4.5)
                                                     ------     ------   ------
Reserve balance, December 31, 1998...............       2.5       10.1     12.6
  cash payments .................................      (2.5)      (6.0)    (8.5)
  reversal to income.............................       --        (4.1)    (4.1)
                                                     ------     ------   ------
Reserve balance, December 31, 1999...............    $  --      $  --    $  --
                                                     ======     ======   ======

                               DADE BEHRING INC.

                                              Facility and
                                               Other Exit  Severance and
1997 Behring Allocation Reserve                  Costs      Relocation   Total
-------------------------------               ------------ ------------- ------
Reserve established as of October 1, 1997....    $ 47.6       $ 26.7     $ 74.3
  cash payments..............................      (7.8)        (2.2)     (10.0)
                                                 ------       ------     ------
Reserve balance, December 31, 1997...........      39.8         24.5       64.3
  cash payments..............................     (16.9)       (17.0)     (33.9)
                                                 ------       ------     ------
Reserve balance, December 31, 1998...........      22.9          7.5       30.4
  charge to income...........................        --          0.9        0.9
  cash payments..............................      (4.4)        (6.9)     (11.3)
                                                 ------       ------     ------
Reserve balance, December 31, 1999...........    $ 18.5       $  1.5     $ 20.0
                                                 ======       ======     ======
1999 Reserve
------------
Reserve established as of June 1999..........    $  0.6       $ 15.9     $ 16.5
  Cash payments..............................       (.2)        (5.4)      (5.6)
                                                 ------       ------     ------
Reserve balance, December 31, 1999...........    $  0.4       $ 10.5     $ 10.9
                                                 ======       ======     ======

8. Accrued Liabilities and Other

   Accrued liabilities and other consist of the following (in millions):

                                                                 December 31,
                                                                 -------------
                                                                  1998   1999
                                                                 ------ ------
      Salaries, wages, commissions, withholdings and other
       payroll taxes............................................ $ 77.5 $ 72.4
      Restructuring.............................................   19.2   15.6
      Property, sales and use and other taxes...................   22.0   19.0
      Deferred service contract revenue/warranty................   14.1   11.0
      Interest payable..........................................   10.6   23.9
      Other.....................................................   85.0  100.0
                                                                 ------ ------
                                                                 $228.4 $241.9
                                                                 ====== ======

9. Debt

   Long-term debt consists of the following (in millions):

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               ------  --------
      Revolver ............................................... $ 19.0  $   34.0
      Bank Credit Agreement:
        A Term Loan...........................................  109.6     275.0
        B Term Loan ..........................................   91.1     298.5
        C Term Loan...........................................   91.1     298.5
        D Term Loan...........................................   75.2       --
      11 1/8% Senior Subordinated Notes.......................  350.0     350.0
      Other...................................................    --        2.4
                                                               ------  --------
                                                                736.0   1,258.4
          Less current portion................................  (13.0)     (6.0)
                                                               ------  --------
                                                               $723.0  $1,252.4
                                                               ======  ========

                               DADE BEHRING INC.

 Bank Credit Agreement

   During 1998, the Company maintained a Bank Credit Agreement (the "Agreement") consisting of $460.0 million in term loans and $125.0 million in a revolving credit facility. The borrowings were guaranteed by Holdings and the Company's domestic subsidiaries, and substantially all the domestic assets of the Company were pledged as collateral. During 1998, the Company amended certain terms of the Agreement. Under the amended terms, term-loan borrowings between January 8 and October 31, 1998 bore interest at (i) the Base Rate (as defined) plus margins ranging from 1.00% to 2.00% or (ii) the Eurodollar Rates plus margins ranging from 2.00% to 3.00%. Effective November 1, 1998, term-loan interest rates reverted to rates in effect during 1997. At December 31, 1998 and 1997, the Company funded the borrowings using the Eurodollar Rate (as defined). The Eurodollar Rate in effect at December 31, 1998 was 5.06% in respect of A Term Loan, 4.99% in respect of B Term Loan, 5.13% in respect of C Term Loan, and 5.19% in respect of D Term Loan. The Eurodollar Rate in effect at December 31, 1997 was 5.75% in respect of A Term Loan, 5.88% in respect of B Term Loan, 5.88% in respect of C Term Loan, and 5.88% in respect of D Term Loan.

   During 1999, in connection with Holdings recapitalization and stock redemption plan (see Note 12) the Company refinanced its existing bank credit facility by entering into a new $1.25 billion Senior Bank Credit Facility ("New Credit Agreement") consisting of $875 million of term loans and $375 million of revolving credit facilities. Similar to the prior bank credit facility, borrowings are secured by the stock of the Company's U.S. subsidiaries, all tangible and intangible U.S. assets, and a portion of the stock of the Company's foreign subsidiaries. The term loans and revolving credit facilities bear interest at variable rates based on applicable margins ranging from either 1.50% to 2.125% in excess of the prime lending rate or from 2.50% to 3.125% in excess of LIBOR. At December 31, 1999, the company funded the term loan borrowings using LIBOR loans. The LIBOR rate in effect at December 31, 1999 was 5.85% in respect of A Term Loan, 6.09% in respect of B Term Loan, and 6.09% in respect of C Term Loan.

   The term loans have gradual amortization requirements with minimal repayment requirements in the first two years and final maturity dates between 2005 and 2007. The final maturity date of the revolving credit facilities is June 30, 2005.

   The New Credit Agreement contains various restrictive covenants, including mandatory repayments under certain conditions, minimum interest coverage, maximum leverage ratios, and other covenants, which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset purchases and sales, acquisitions, mergers, and consolidations, prepayments of other indebtedness (including the 11 1/8% senior subordinated notes), liens and encumbrances and other matters customarily restricted in such agreements.

   Under the terms of the New Credit Agreement, the Company is required to maintain specified levels of interest rate protection. The Company has purchased a series of interest rate collars under which the Company will pay/receive cash to/from the counterparties if certain indexed rates of interest are exceeded.

   The revolver may be repaid and reborrowed at any time and is due June 30, 2005. At December 31, 1999, the company funded the revolver using the LIBOR loans Rate. The Company is required to pay to the lenders under the New Credit Agreement a commitment fee of .50% per annum, payable on a quarterly basis, on the daily unused portions of the revolving credit facility during such quarter.

 Senior Subordinated Notes

   Interest on the 11 1/8% senior subordinated notes due 2006 accrues from the date of issuance and is payable semi-annually on May 1 and November 1. The 11 1/8% senior subordinated notes are redeemable in whole or in

                               DADE BEHRING INC.

part, at the Company's option, commencing May 1, 2001. The 11 1/8% senior subordinated notes contain restrictive covenants that include, among others, restrictions on the incurrence of additional debt, mergers and change of control as well as cross-default provisions referencing the Company's other debt agreements.

 Other Credit Facilities

   At year-end December 31, 1999, the Company's non-U.S. subsidiaries had credit lines from various financial institutions totaling $118.9 million. Approximately $88.0 million of the credit lines had committment fees ranging from .25% to .50% per annum. These credit lines are principally to provide working capital financing for local operations.

   The Company had utilized $74.9 million of these credit lines at December 31, 1999 at the prevailing local market interest rates. Such borrowings are included in short-term debt in the consolidated balance sheet.

 Aggregate Maturates of Long-Term Debt

   The aggregate maturities of long-term debt at December 31, 1999 are as follows (in millions):

             2000............................ $    6.0
             2001............................     33.9
             2002............................     47.3
             2003............................     61.0
             2004............................     74.8
             Thereafter......................  1,035.4
                                              --------
             Total........................... $1,258.4
                                              ========

10. Income Taxes

   Income (loss) before income tax expense is as follows (in millions):

                                                         Years ended December
                                                                 31,
                                                         ---------------------
                                                          1997    1998   1999
                                                         -------  ----- ------
      U.S. (including Puerto Rico)...................... $(184.9) $45.3 $(34.2)
      Non-U.S...........................................   (41.5)  32.6   (3.5)
                                                         -------  ----- ------
      Income (loss) before income tax expense........... $(226.4) $77.9 $(37.7)
                                                         =======  ===== ======

                               DADE BEHRING INC.

 Tax Expense (Benefit)

   Income tax expense (benefit) consists of the following (in millions):

                                                              Years ended
                                                             December 31,
                                                          --------------------
                                                           1997   1998   1999
                                                          ------  ----- ------
      Current
        U.S.
          Federal........................................ $  0.2  $ --  $  --
          State and local (including Puerto Rico)........    0.9    0.3    0.8
        Non-U.S..........................................    1.2    4.5    3.3
                                                          ------  ----- ------
          Current income tax expense.....................    2.3    4.8    4.1
                                                          ------  ----- ------
      Deferred
        U.S.
          Federal........................................  (58.2)  10.2  (13.8)
          State and local (including Puerto Rico)........  (14.7)   3.6    --
        Non-U.S..........................................  (13.2)  15.8    1.7
                                                          ------  ----- ------
          Deferred income tax expense (benefit)..........  (86.1)  29.6  (12.1)
                                                          ------  ----- ------
            Total income tax expense (benefit)........... $(83.8) $34.4 $ (8.0)
                                                          ======  ===== ======

 Tax Rates

   Differences between income taxes computed using the U.S. Federal income tax statutory rate of 35% and income tax expense recorded by the Company are attributable to the following (in millions):

                                                  Years ended December 31,
                                                  ---------------------------
                                                    1997     1998      1999
                                                  --------  -------- --------
      Income tax expense (benefit) at statutory
       rate ..................................... $  (79.3) $  27.3  $  (13.2)
      Tax exempt operations......................     (3.0)     --        --
      Nondeductible (non-taxable) goodwill.......      0.4     (0.2)      0.2
      Nondeductible items........................      1.1      1.7       2.4
      State and local taxes, net of Federal
       benefit...................................     (8.3)     2.7      (1.7)
      Valuation allowances.......................      2.8      3.3       6.8
      Tax on unremitted foreign earnings.........      0.7      1.0       --
      Excess foreign tax charge (benefit)........     (1.1)     1.4       --
      Adjustment for prior year items............      --      (3.1)     (3.1)
      Other factors..............................      2.9      0.3       0.6
                                                  --------  -------  --------
      Income tax expense (benefit)............... $  (83.8) $  34.4  $   (8.0)
                                                  ========  =======  ========

                               DADE BEHRING INC.

 Deferred Taxes

   Deferred tax assets (liabilities) are comprised of the following (in millions):

                                                                 December 31,
                                                                 --------------
                                                                  1998    1999
                                                                 ------  ------
      Gross deferred tax liabilities............................ $(33.5) $(41.2)
                                                                 ------  ------
      Property, plant and equipment basis differences...........   53.5    38.0
      Trade receivables basis difference........................   10.5     9.9
      Inventory basis difference................................   30.5     8.4
      Accrued liabilities not currently deductible..............   57.1    32.3
      Intangible assets basis difference........................   69.6    61.2
      Net operating loss carryforwards..........................  202.2   280.0
      Other.....................................................    8.1    33.0
                                                                 ------  ------
      Gross deferred tax assets.................................  431.5   462.8
      Valuation allowance.......................................  (56.2)  (63.2)
                                                                 ------  ------
      Net deferred tax assets...................................  375.3   399.6
                                                                 ------  ------
                                                                 $341.8  $358.4
                                                                 ======  ======

   As discussed more completely below, the valuation allowance has been recorded principally in respect of net operating loss carryforward benefits, that because of statutory limitations, management believes will expire unused. The Company has changed its beginning of the year assumption with respect to the realizability of certain state carryforward benefits and accordingly, increased the valuation allowance at December 31, 1999, by $6.0 million.

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

   The Company ceased its manufacturing operations in Puerto Rico in the first quarter of 1998. Accordingly, no local or Federal tax benefits were recorded for these operations in 1998 or 1999. Appropriate taxes have been provided for the cost of repatriation of all available earnings generated prior to the closing of these operations.

   The realization of the net deferred tax asset will require substantial aggregate worldwide taxable income in future years. In assessing the realizability of the net deferred tax assets at December 31, 1999, management analyzed the Company's forecast for future taxable earnings (and losses) by jurisdiction and other relevant factors and concluded the recoverability of the net deferred tax asset of $399.6 million was more likely than not. This assessment of profitability takes into account the Company's recent non-recurring charges related to the integration of the Behring acquisition, including several restructuring charges, the costs associated with the recapitalization of the Company, remediation efforts associated with Year 2000 and the Delaware Distribution Facility.

   United States tax rules impose limitations on the use of net operating losses and excess tax bases following certain changes in ownership. In June 1999, in connection with a recapitalization and stock redemption plan at Holdings (See Note 12), such an ownership change occurred. Management does not believe, however, that the resultant annual limitations have reduced the amount of NOL benefits available to offset future taxable income.

                               DADE BEHRING INC.

   At December 31, 1998 and 1999, the Company had net operating loss carryforwards available in the United States for Federal income tax return purposes of $367.8 million and $551.7 million (including $77.9 million pertaining to pre-combination Behring entity), respectively, which expire in various amounts in 2004 through 2019. Loss carryforwards expiring in years 2004 through 2008 pertain to the pre-combination Behring entity carryforwards. Management believes these loss carryforwards will not be available to offset future taxable income due to the change in ownership limitations, and accordingly, a full deferred tax valuation allowance has been recorded against them.

   Additionally, at December 31, 1999, the Company had net operating loss carryforwards available in countries outside the United States of $146.0 million with various dates of expiration. Since the use of a portion of these benefits is subject to statutory carryforward limitations, valuation allowances aggregating $53.6 million have been recorded at December 31, 1999.

   Deferred United States Federal income taxes and non-U.S. withholding taxes have been provided on the undistributed earnings of certain subsidiaries deemed available for dividend repatriations, principally Puerto Rico and Switzerland. In other foreign jurisdictions with accumulated earnings, it is management's intent to permanently reinvest earnings locally or use available cash to pay down local debt. No provision has been made for non-U.S. withholding taxes or U.S. Federal or state taxes on undistributed earnings of approximately $1.7 million and $0.0 million at December 31, 1998 and 1999, respectively. Should such earnings be remitted to the Company, there would be limited use of credits, if any, which could be used to offset the U.S. taxes due upon repatriation.

11. Stockholder's Equity

 Common Stock

   The Company's Common Stock consists of 1,000 authorized shares of $.01 par value stock with voting rights, of which 1,000 shares were issued and outstanding at December 31, 1998 and 1999. All outstanding shares at December 31, 1998 and 1999 were owned by Holdings.

 Stock Purchase and Option Plans

   Holdings has various stock purchase and option plans ("Plans") principally for the benefit of the Company's employees. The Plans provide for the sale of 214,376 shares of Holdings' Class L Common Stock and the sale or granting of options of 11,293,608 shares of Holdings' Common Stock. The stock options are exercisable either over time (Time Options) or upon the achievement of certain investment return levels by certain owners of Holdings (Performance Options). All stock options vest within ten years of the date of grants.

   On December 15, 1999, Holdings' Board of Directors authorized a four-for-one stock split of its Common Stock. All references in the notes to the financial statements to number of shares and market prices of Holdings' common stock have been restated to reflect the increased number of shares.

   During 1996 and 1997, 24,200 shares of Holdings' Class L Common Stock and 217,800 shares of Holdings' Common Stock were sold at $11.00 and $1.00 per share, respectively. Management believes the purchase prices for these stock purchases reasonably approximated the fair market value of the stock at the respective dates of sale. Additionally, during 1997, 96,000 shares of Holdings' Common Stock were acquired by certain executives of the Company at a price $8.13 below the fair market value of Holdings' Common Stock at that date, as established by an independent valuation. Stock compensation expense of $0.8 million was recorded by the Company in 1997 related to these stock purchases. No shares of Holdings' Class L Common Stock or of Holdings' Common Stock were sold during 1998 or 1999.

                               DADE BEHRING INC.

   During 1997, 1998 and 1999, certain option grants were made with exercise prices below fair market values of Holdings' Common Stock on the dates of the grants, based on independent valuations. Time Options generally vest ratably over a five-year period and have a ten-year term. Performance Options become exercisable at $1.75 or $4.00 per share either within ten years of grant or earlier if investment returns (as defined) of three times or five times, respectively, the total investment (as defined) of the original investors of the Company is achieved. Stock option activity during 1997, 1998, and 1999 was as follows:

                                                 1997       1998        1999
                                               ---------  ---------  ----------
      Outstanding at January 1................ 2,736,680  7,129,800   7,526,392
      Time Options
        Granted............................... 3,977,600    728,000   3,039,200
        Exercised.............................  (163,360)   (60,400)    (61,880)
        Cancelled/Repurchased.................  (237,360)  (198,704) (1,634,140)
      Performance Options
        Granted............................... 1,050,296        --       41,600
        Exercised.............................       --         --      (12,584)
        Cancelled/Repurchased.................  (234,056)   (72,304) (1,108,232)
                                               ---------  ---------  ----------
      Outstanding at December 31.............. 7,129,800  7,526,392   7,790,356
                                               =========  =========  ==========
      Exercisable at December 31..............   456,320  2,528,132   2,018,972
      Available for grant at December 31...... 1,347,648    890,656   1,690,976

   Weighted average option exercise price information for 1997, 1998 and 1999 is as follows:

                                                             1997  1998   1999
                                                             ----- ----- ------
      Time Options
        Outstanding at January 1............................ $0.35 $3.99 $ 4.74
        Granted............................................. $4.84 $9.43 $14.68
        Exercised........................................... $0.34 $0.42 $ 6.14
        Cancelled........................................... $0.31 $5.30 $ 8.51
        Outstanding at December 31.......................... $3.99 $4.74 $ 9.27
        Exercisable at December 31.......................... $0.49 $3.15 $ 3.87
      Performance Options
        Outstanding at January 1............................ $2.88 $2.88 $ 2.88
        Granted............................................. $2.88 $ --  $ 2.88
        Exercised........................................... $ --  $ --  $ 2.88
        Cancelled........................................... $2.88 $2.88 $ 2.88
        Outstanding at December 31.......................... $2.88 $2.88 $ 2.88
        Exercisable at December 31.......................... $ --  $ --  $  --

   Effective April 1, 1997, 186,000 Time Options with an exercise price of $1.00, 399,148 Performance Options with an exercise price of $1.75 and 399,148 Performance Options with an exercise price of $4.00 were granted, which represented discounts of $3.50, $2.75 and $.50, respectively, below fair market value of Holdings' Common Stock at that date, as established by an independent valuation. Effective October 1, 1997, 3,443,600 Time Options with exercise prices of $.13-$8.63 were granted, which represented a discount of $5.75-$14.25 from fair market value of Holdings' Common Stock at that date, as established by an independent valuation. Accordingly, stock compensation expense of $10.6 million was recorded by the Company in 1997 related to these grants. Between March and October 1998, 728,000 Time Options with exercise prices of $8.63-$12.94 were granted, which represented a discount of $1.44- $5.75 from the approximate fair market value of Holdings' Common Stock at those dates. Accordingly, stock compensation expense of $1.5 million was recorded by the Company in 1998 related to these grants.

                               DADE BEHRING INC.

   Significant option groups outstanding at December 31, 1999 and related weighted average price and life information is as follows:

                                                                  Exercisable
                                   Options Outstanding              Options
                            ---------------------------------- ------------------
                                         Weighted
                                          Average     Weighted           Weighted
                                         Remaining    Average            Average
                            Number of   Contractual   Exercise  Number   Exercise
          Grant Date         Shares   Life (in years)  Price   of Shares  Price
          ----------        --------- --------------- -------- --------- --------
   Time Options--7/31/95...   498,128         6        $ 0.30    398,796  $0.35
   Time Options--7/31/96...   157,608         7        $ 1.00     40,328  $1.00
   Time Options--2/5/97-
    8/25/97................   276,824         8        $ 1.00     55,388  $1.00
   Time Options--10/1/97... 2,202,972         8        $ 5.58  1,321,504  $4.31
   Time Options--3/98-
    10/98..................   604,624         9        $ 9.57    202,956  $9.26
   Time Options--1999
    Grants................. 2,956,000        10        $14.68        --     --
   Performance Options--
    7/31/95................   256,596         6        $ 1.75        --     --
   Performance Options--
    7/31/95................   256,596         6        $ 4.00        --     --
   Performance Options--
    7/31/96................    46,412         7        $ 1.75        --     --
   Performance Options--
    7/31/96................    46,412         7        $ 4.00        --     --
   Performance Options--
    2/5/97-8/25/97.........   244,092         8        $ 1.75        --     --
   Performance Options--
    2/5/97-8/25/97.........   244,092         8        $ 4.00        --     --

   As Holdings' Common Stock is not publicly traded, the fair value of options was estimated using the minimum value method as prescribed in SFAS No. 123, using the following assumptions:

                                                                 1997  1998  1999
                                                                 ----  ----  ----
      Expected life (years):
        Time Options............................................   5     5     5
        Performance Options.....................................   2    --     1
      Interest rate:
        Time Options............................................ 5.7%  5.4%  5.2%
        Performance Options..................................... 5.6%   --   4.8%
      Dividend yield:
        Time Options............................................ 0.0%  0.0%  0.0%
        Performance Options..................................... 0.0%   --   0.0%

   The fair values at the date of grant of the Time Options and Performance Options granted during 1997 were $36.1 million and $1.6 million, respectively. Pro forma stock-based compensation for 1997 would not be materially different from the recorded expense had the fair value of the options granted in 1996 and 1997 been recognized as compensation expense on a straight-line basis over the vesting of the grants. The fair values at the dates of grant of the Time Options granted during 1998 were $5.2 million. Pro forma stock-based compensation for 1998 would have been $2.2 million higher than the recorded expense had the fair value of the options granted in 1996 through 1998 been recognized as compensation expense on a straight-line basis over the vesting of the grants. The fair values at the date of grant of the Time Options and Performance Options granted during 1999 were $18.1 million and $0.5 million, respectively. Pro forma stock-based compensation for 1999 would have been $3.3 million higher than the recorded expense had the fair value of the options granted in 1996 through 1999 been recognized as compensation expense on a straight-line basis over the vesting of the grants.

                               DADE BEHRING INC.

12. Related Party Transactions

   The Company entered into five-year Management Services Agreements with Bain Capital and Goldman, Sachs & Co. (an affiliate of GS Capital). Pursuant to these agreements, the Company will pay Bain Capital and Goldman, Sachs & Co., subject to compliance with the terms of the indenture governing the 11 1/8% senior subordinated notes, an aggregate annual fee of up to $3.0 million plus their respective out-of-pocket expenses in return for management consulting in the areas of corporate finance; corporate strategy; investment analysis; market research and business development; advisory services and support, negotiation; analysis of financial alternatives, acquisitions and dispositions; and other services. The Company paid, in the aggregate, $18.8 million to Bain Capital, Goldman, Sachs & Co. and Aventis S.A. in connection with the Behring Combination (Note 3).

   Included in marketing and administrative expense for the years 1997, 1998 and 1999 are advisory fees and expenses paid to Bain Capital and Goldman, Sachs & Co. totaling $1.7 million, $3.3 million, and $3.2 million, respectively. Advisory fees and out-of-pocket expenses of $16.8 million associated with the Company's review and consideration of strategic alternatives and mergers and acquisitions leading up to the recapitalization transaction were paid to Bain Capital and Goldman Sachs & Co. and expensed in June 1999. Also in 1998 and 1999, strategic consulting fees of $0.9 million and $1.1 million, respectively, were paid to Bain and Company, an affiliate of Bain Capital.

   In June 1999, Holdings completed a recapitalization plan that included the repurchase by Holdings of a portion of its Common Stock held or obtainable upon exercise of options by Bain Capital, GS Capital, management and others. Under the recapitalization, a portion of Class L Common and Common Stock owned by Bain Capital and GS Capital was repurchased by Holdings for $365.4 million. Additionally, a portion of Holdings' stock options and Class L Common and Common Stock was repurchased for $33.4 million and $21.3 million, respectively. Holdings funded the cost of the recapitalization from the proceeds of a $420.1 million dividend from the Company, which the Company recorded as a return of capital. The Company funded the dividend through borrowings under its New Credit Agreement.

   In September 1999, Holdings issued to Aventis S.A. 5,103,264 shares of voting Common Stock and 496,304 shares of Class L Common Stock pursuant to Aventis S.A.'s exercise of its warrant, increasing Aventis S.A.'s ownership percentage of Holdings to approximately 57%. As a result of this transaction, Aventis S.A.'s voting rights percentage in Holdings increased to approximately 37%. The Company recorded an $80.0 million capital contribution from Holdings in connection with this warrant exercise.

   In December 1999, Holdings received $1.7 million from Aventis S.A. related to the reimbursement of incremental costs incurred to close a manufacturing facility in Italy that was purchased by Holdings in the 1997 Behring Combination.

   Pursuant to Transition Services Agreements dated September 30, 1997, Aventis S.A. provided the Company with certain support services including administrative support, warehousing and distribution services, human resource support, information systems support, accounting support and office space. The Transition Services Agreements have various terms from October 1, 1997 through December 31, 1999. The Company paid $7.9 million, $48.4 million, and $22.9 million to Aventis S.A. related to these agreements for the three months ended December 31, 1997 and for the years ended December 31, 1998 and 1999, respectively.

                               DADE BEHRING INC.

   Aventis S.A. subleases office space to one of the Company's former Behring sites pursuant to a sublease dated October 1, 1997. Rent expense related to this sublease totaled $0.9 million, $3.5 million, and $3.6 million for the three months ended December 31, 1997 and for the years ended December 31, 1998 and 1999, respectively.

   Net sales to Aventis S.A. totaled $14.1 million, $52.7 million, and $7.3 million for the three months ended December 31, 1997 and for the years ended December 31, 1998 and 1999, respectively. At December 31, 1998 and 1999, receivables from Aventis S.A. totaled $11.7 million and $0.2 million, respectively. At December 31, 1998 and 1999, payables to Aventis S.A. totaled $13.9 million and $9.2 million, respectively.

13. Retirement Programs

 Pension Plans

   The Company maintains non-contributory defined benefit pension plans covering substantially all employees in the United States and Puerto Rico ("U.S. Plans") and a combination of contributory and non-contributory plans in certain non-U.S. locations ("Non-U.S. Plans"). The U.S. Plans' benefits are based on a cash balance formula. The Company's funding policy is to make contributions to the trusts of the plans that meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974 ("ERISA").

   Under the terms of the Behring Combination (Note 3), effective January 1, 1998, the employees' pension assets and liabilities of Behring were transferred into various Company Plans and the Company assumed responsibility for the liability for future benefits payable under the terms of the Company's Plans for those employees as of January 1, 1998. The Company reimbursed Aventis S.A. for the service costs of those Plans for the period October 1, 1997 through December 31, 1997.

   Under the terms of the Chemistry Acquisition (Note 4), the transferred DuPont employees' pension assets and liabilities were transferred directly into the existing U.S. Plans and the Company assumed responsibility for the liability for future benefits payable under the terms of the Company's plan for those employees as of the Chemistry Acquisition date.

                               DADE BEHRING INC.

   At December 31, 1998 and December 31, 1999, plan assets primarily consist of stocks, bonds and contracts with insurance companies.

                                                  1998             1999
                                             ---------------- ----------------
                                              U.S.   Non-U.S.  U.S.   Non-U.S.
                                             ------  -------- ------  --------
Change in benefit obligation:
  Benefit obligation at beginning of year... $ 90.9   $ 52.0  $107.0   $ 57.0
  Service cost..............................   10.2      2.2     9.7      3.5
  Interest cost.............................    7.6      1.7     7.5      2.0
  Plan participants' contributions..........    --       --      --        .4
  Amendments................................    --       --      --        .3
  Actuarial (gain) loss.....................    6.8     (0.9)   (5.2)     1.9
  Curtailments..............................    0.2     (0.4)    --       --
  Benefits paid.............................   (8.7)    (1.4)  (12.2)    (4.8)
  Foreign currency changes..................    --       3.8     --      (6.4)
                                             ------   ------  ------   ------
Benefit obligation at end of year........... $107.0   $ 57.0  $106.8   $ 53.9
                                             ------   ------  ------   ------
Change in plan assets:
  Fair value of plan assets at beginning of
   year..................................... $112.0   $ 24.2  $108.2   $ 25.8
  Actual return on plan assets..............    5.0      0.3    28.6       .6
  Employer contribution.....................    --       0.2      .1       .9
  Plan participants' contributions..........    --       --      --        .4
  Benefits paid.............................   (8.7)    (0.6)  (12.2)    (1.6)
  Foreign currency changes..................    --       1.7     --      (3.1)
                                             ------   ------  ------   ------
  Fair value of plan assets at end of year.. $108.3   $ 25.8  $124.7   $ 23.0
                                             ------   ------  ------   ------
Funded status at end of year:
  Funded status............................. $  1.2   $(24.7) $ 18.1   $(32.3)
  Unrecognized net actuarial (gain) loss....   21.4     (0.7)   (3.5)     2.8
  Unrecognized prior service cost...........   (7.1)     --     (6.2)      .3
  Foreign currency changes..................    --      (5.0)    --       1.8
                                             ------   ------  ------   ------
  Net amount recognized--(accrued) prepaid
   at end of year........................... $ 15.5   $(30.4) $  8.4   $(27.4)
                                             ------   ------  ------   ------


                                                  1998             1999
                                             ---------------- ----------------
                                              U.S.   Non-U.S.  U.S.   Non-U.S.
                                             ------  -------- ------  --------
Amounts recognized in the statement of
 financial position consist of:
  Net prepaid benefit cost (accrued benefit
   liability)............................... $ 15.5   $(24.7) $  8.1   $(31.1)
  Intangible asset..........................    --      (0.3)     .2       .4
  Accumulated other comprehensive income....    --       --       .1      1.7
  Foreign currency charges..................    --      (5.4)    --       1.6
                                             ------   ------  ------   ------
  Net amount recognized--(accrued) prepaid
   at end of year........................... $ 15.5   $(30.4) $  8.4   $(27.4)
                                             ------   ------  ------   ------

                               DADE BEHRING INC.

                               1997              1998              1999
                          ----------------  ----------------  ----------------
                          U.S.   Non-U.S.    U.S.   Non-U.S.   U.S.   Non-U.S.
                          -----  ---------  ------  --------  ------  --------
Weighted-average
 assumptions as of
 December 31:
  Discount rate..........  7.75%  3.5%-6.5%   7.00% 3.5%-6.0%    8.0% 3.0-6.5%
  Expected return on plan
   assets................  9.50%  3.5%-5.5%   9.50% 3.0%-5.5%   9.50% 4.5-5.5%
  Rate of compensation
   increase..............  4.50% 3.25%-4.0%   4.50% 2.5%-4.0%   4.50% 2.0-3.0%
Components of net
 periodic benefit cost:
  Service cost........... $ 7.6      $ 1.8  $ 10.2     $ 2.9  $  9.7     $3.5
  Interest cost..........   6.8        1.2     7.6       2.2     7.5      2.0
  Expected return on plan
   assets................  (9.7)      (0.7)  (10.4)     (0.8)  (10.2)     (.7)
  Amortization of prior
   service cost..........  (1.1)       --     (1.1)      0.1    (1.1)      .1
  Recognized net
   actuarial loss........   --         --      --        --      1.2      --
                          -----  ---------  ------  --------  ------  -------
  SFAS 87 cost...........   3.6        2.3     6.3       4.4     7.1      4.9
                          -----  ---------  ------  --------  ------  -------
  SFAS 88 charges:
  Curtailment charge
   (credit)..............   --         --     (0.3)      0.8     --       --
                          -----  ---------  ------  --------  ------  -------
    Total net periodic
     benefit cost........ $ 3.6      $ 2.3  $  6.0     $ 5.2  $  7.1     $4.9
                          =====  =========  ======  ========  ======  =======

   The aggregate accumulated benefit obligation and fair value of plan assets for the plans with obligations in excess of the plan assets were $33.4 and $6.8 million, respectively, at December 31, 1999.

 Savings Plan

   Most U.S. employees are eligible to participate in a Company sponsored qualified 401(k) plan. Participants may contribute up to 12% of their annual compensation, up to certain limits, to the 401(k) plan and the Company matches the participants' contributions, up to 2% of compensation. Matching contributions made by the Company were $2.9 million, $3.6 million, and $3.3 million for the years ended December 31, 1997, 1998, and 1999, respectively.

14. Commitments and Contingencies

 Legal Proceedings

   The Company is a party in a number of legal proceedings. Based on the advice of legal counsel, management believes that any potential liability relative to the various legal proceedings pending against the Company will not have a material adverse effect on the Company's conduct of its business, its results of operations, its financial position or its liquidity.

   The Company is presently pursuing resolution of a series of disputes with a business partner through an indpendent arbitrator. While the outcome of this arbitration is uncertain, the Company does not believe it will have a significant effect on its reported results of operations or financial position.

 Letters of Credit

   As of December 31, 1999, the Company has letters of credit outstanding of approximately $4.3 million.

                               DADE BEHRING INC.

 Operating Leases

   The Company leases certain facilities and equipment under operating leases expiring at various dates. Many of these operating leases contain renewal options. Future minimum lease payments under noncancelable operating leases at December 31, 1999 are as follows (in millions):

             2000.............................. $ 35.9
             2001..............................   30.8
             2002..............................   23.3
             2003..............................   17.7
             2004..............................   13.0
             Thereafter........................   53.2
                                                ------
                 Total......................... $173.9
                                                ======

   Total expense for all operating leases was $22.9 million, $43.9 million, and $38.6 million for the years ended December 31, 1997, 1998, and 1999, respectively.

15. Business Segment and Geographic Information

   The business of the Company is in vitro diagnostic ("IVD") products. The operating segments derive substantially all their revenues from the manufacture and marketing of IVD products and services. The Company's operating structure includes the following operating segments: United States, Germany, Other Europe, Asia-Pacific, and All Other.

   EBITDA, as defined by the Company, represents the sum of net income (loss), interest, taxes, depreciation and amortization, non-recurring charges, including non-cash stock-based compensation expenses, Y2K remediation costs, integration costs, purchase accounting related charges, restructuring charges and certain other non-cash and/or non-recurring charges. EBITDA is in management's opinion a financial indicator of the Company's ability to service or incur indebtedness. While the Company does not advocate EBITDA to be considered as a substitute for net income or cash flows, it is the primary financial metric used by management.

   Integration costs stem from the Behring acquisition and pertain to expenses incurred in connection with the Company's efforts to combine complementary product lines, to eliminate manufacturing redundancies, to consolidate infrastructure and leverage the unique core competencies of the predecessor and acquired business. The principal elements of such costs include: (i) manufacturing variances, personnel retention, moving and start-up costs associated with the transfer of manufacturing capacity from Miami, Florida to Marburg, Germany; (ii) personnel costs related to the consolidation of information technology, logistics management, and various other functions within Europe, and (iii) costs associated with the cross training of personnel among the combined product lines.

   Y2K remediation charges represent base line and incremental costs incurred at the direction of the Company's Y2K program office in connection with achieving Y2K readiness. Baseline costs represent allocated payroll expenses attributed to the estimated time employees spent on the Y2K remediation effort.

   In July 1999, a warehouse of the Company located in Delaware experienced start-up problems with its new warehouse management system that went live on July 5, 1999. The Company incurred approximately $14.0 million of non-recurring costs in 1999 related principally to remediation of these systems issues and the Company does not expect to incur significant additional remediation costs in 2000 as a result of this issue.

                               DADE BEHRING INC.

   Financial information by segment for the years ended December 31, 1997, 1998, and 1999 is summarized as follows (in millions):

                                                Other
                         United States Germany  Europe Asia-Pacific All Other (1)  Total
                         ------------- -------  ------ ------------ ------------- --------
December 31, 1997 and
 the year then ended
  Revenue from external
   customers............   $  649.1    $ 71.7   $145.8    $ 82.6       $  31.3    $  980.5
  Intersegment revenues.      111.9      15.1     12.3       --            --        139.3
  Interest expense......       86.6       --       2.1       0.6           0.3        89.6
  Segment EBITDA........      117.7      27.3     22.0       6.0           3.0       176.0
  Segment assets........    1,482.3     189.6    243.8      74.5          34.4     2,024.6
  Expenditures for
   segment assets.......       39.9       4.0     19.5       4.3           0.7        68.4
December 31, 1998 and
 the year then ended
  Revenue from external
   customers............      687.2     158.6    293.9     111.7          33.8     1,285.2
  Intersegment revenues.       74.1     182.0    108.6       1.3           --        366.0
  Interest expense......       78.0       3.1      0.9       0.8           0.8        83.6
  Depreciation and
   amortization.........       28.2      13.6     25.0       5.2         (13.2)       58.8
  Segment EBITDA........      100.0      26.3    108.7      17.9           5.7       258.6
  Segment assets........    2,048.5     491.7    233.3      90.0        (696.2)    2,167.3
  Expenditures for
   segment assets.......   $   57.6    $ 26.4   $ 42.8    $ 12.0       $   0.2    $  139.0
December 31, 1999 and
 the year then ended
  Revenue from external
   customers............      686.7     155.0    315.3     117.1          35.1     1,309.2
  Intersegment revenues.      143.8     180.2     31.0       --            --        355.0
  Interest expense......      102.9       3.4      1.4       0.4          (0.1)      108.0
  Depreciation and
   amortization.........       64.2      22.5     31.6       8.9         (66.7)       60.5
  Segment EBITDA........       90.3      (6.0)   145.7      28.8           7.1       265.9
  Segment assets........    1,943.0     312.5    342.4     114.4        (447.4)    2,264.9
  Expenditures for
   segment assets.......   $   56.7    $ 16.1   $ 35.7    $ 13.8       $   3.9    $  126.3

--------
(1) Includes the effects of purchase accounting which have not been reflected in segment accounting records. Consequently, asset write-downs resulting from bargain purchases are reflected in the All Other column.

                               DADE BEHRING INC.

   A reconciliation of segment EBITDA to income (loss) before income taxes for the years ended December 31, 1997, 1998, and 1999 is summarized as follows (in millions):

                                                       December 31,
                                              ---------------------------------
                                                1997      1998      1999
                                              --------  --------  --------
Reconciliation of reportable segments:
Revenues
  Total revenue for reportable segments...... $1,088.5  $1,617.4  $1,629.1
  Other revenues.............................     31.3      33.8      35.1
  Elimination of intersegment revenues.......   (139.3)   (366.0)   (355.0)
                                              --------  --------  --------
      Total consolidated revenues............ $  980.5  $1,285.2  $1,309.2
                                              --------  --------  --------
EBITDA to Income (Loss) Before Taxes
  Total EBITDA............................... $  176.0  $  258.6  $  265.9
  Less: Depreciation and amortization........    (50.7)    (56.7)    (60.5)
     Interest expense, net...................    (87.8)    (80.5)   (108.0)
     Purchase accounting related charges.....   (172.5)      --        --
     Restructuring (charges) credits.........    (40.1)      4.5     (13.3)
     Non-recurring charges and other.........     (4.4)     (5.1)     (9.9)
     Stock-based compensation................    (11.4)    (13.1)    (31.3)
     Y2K remediation.........................      --       (5.2)    (23.5)
     DDC remediation.........................      --        --      (14.0)
     Non-recurring advisory fees associated
      with the June 1999
     recapitalization........................      --        --      (16.8)
     Integration costs.......................    (35.5)    (24.6)    (26.3)
                                              --------  --------  --------
  Income (loss) before taxes................. $ (226.4) $   77.9  $  (37.7)
                                              ========  ========  ========
Assets
  Total assets for reportable segments....... $1,990.2  $2,863.5  $2,264.9
  Other assets...............................     34.4    (696.2)      --
  Elimination of intercompany receivables....   (514.2)   (633.9)   (599.1)
                                              --------  --------  --------
      Total consolidated assets.............. $1,510.4  $1,533.4  $1,665.8
                                              ========  ========  ========

                               DADE BEHRING INC.

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              (Dollars in millions)

                                               Additions
                                           -----------------
                                  Balance  Charged                      Balance
                                    at     to costs Charged               at
                                 Beginning   and    to other            End of
                                 of Period Expenses Accounts Deductions Period
                                 --------- -------- -------- ---------- -------
Year ended December 31, 1997
  Allowance for bad debts.......   $ 9.6     17.0    6.3(2)     (5.2)    $27.7
  Income tax valuation
   allowance....................   $19.1      9.0   45.2(2)     (6.2)    $65.2
                                                    (1.9)(1)
Year ended December 31, 1998
  Allowance for bad debts.......   $27.7      4.0    1.3       (15.0)    $18.0
  Income tax valuation
   allowance....................   $65.2      3.3    1.2(1)    (13.5)    $56.2
Year ended December 31, 1999
  Allowance for bad debts.......   $18.0     11.4    0.8        (9.2)    $18.5
                                                    (2.5)(1)
  Income tax valuation
   allowance....................   $56.2      9.8   (2.8)(1)     --      $63.2

--------
(1) Impact of foreign currency translation.
(2) Acquired in the Behring combination.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, in the City of Deerfield, State of Illinois, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                                /s/ Steven W. Barnes
                                      By: _____________________________________
                                    Name: Steven W. Barnes
                                   Title: Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2000.

                 Signature                                     Title
                 ---------                                     -----


         /s/ Steven W. Barnes               Chief Executive Officer and Director
___________________________________________   (principal executive officer)
             Steven W. Barnes
     /s/ James W. P. Reid-Anderson          President, Chief Operating Officer and
___________________________________________   Director
         James W. P. Reid-Anderson
          /s/ John M. Duffey                Corporate Vice President and Controller
___________________________________________   (principal accounting officer)
              John M. Duffey
        /s/ Robert W Brightfelt             President, Global Products and Director
___________________________________________
           Robert W. Brightfelt
         /s/ Mark E. Nunnelly               Director
___________________________________________
             Mark E. Nunnelly
        /s/ Stephen G. Pagliuca             Director
___________________________________________
            Stephen G. Pagliuca
            /s/ Adam Kirsch                 Director
___________________________________________
                Adam Kirsch
        /s/ John P. Connaughton             Director
___________________________________________
            John P. Connaughton
        /s/ Joseph H. Gleberman             Director
___________________________________________
            Joseph H. Gleberman
         /s/ Scott T. Garrett               Director
___________________________________________
             Scott T. Garrett

                                 EXHIBIT INDEX

  Exhibit
  Number                        Document Description
  -------                       --------------------
  3.1      Certificate of Incorporation of the Company, Incorporated by
           reference to Exhibit 3.1 to the Company's Form S-1
           Registration Statement under the Securities Act of 1933, as filed on October 4, 1996.
  3.2      Amendment of Certificate of Incorporation of the Company.
           Incorporated by reference to Exhibit 3.2 to the Company's Form
           10-K under the Securities Exchange Act of 1934, as filed on
           March 29, 1999.
  3.3      Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K under the
           Securities and Exchange Act of 1934, as filed on March 31,
           1998.
  4.1      Indenture as of May 7, 1996 between the Company and IBJ
           Schroeder Bank & Trust Company. Incorporated by reference to
           Exhibit 4.1 to the Company's Form S-1 Registration Statement
           under the Securities Act of 1933, as filed on October 4, 1996.
  4.2      Amended and Restated Registration Agreement dated as of
           October 1, 1997 among Dade Behring Holdings, Inc. and Aventis
           S.A. and other parties signature thereto. Incorporated by
           reference to Exhibit 4.2 to the Company's Form 10-K under the
           Securities Exchange Act of 1934, as filed on March 29, 1999.
 10.1      Credit Agreement dated as of June 29, 1999 by and among Dade
           Behring Holdings, Inc., the Company, Dade Behring Holdings
           GmbH, the lenders from time to time a party thereto,
           Donaldson, Lufkin & Jenrette Securities Corporation and Morgan
           Stanley Senior Funding, Inc., as Co-Documentation Agents,
           Goldman Sachs Credit Partners, L.P., as Syndication Agent, Co-
           Arranger and Co-Lead Book Runner, and Bankers Trust Company,
           as Administrative Agent, Co-Arranger and Co-Lead Book Runner.
           Incorporated by reference to Exhibit 10.1 to the Company's
           Form 8-K under the Securities Exchange Act of 1934, as filed on July 26, 1999.
 10.2      Pledge Agreement dated as of June 29, 1999 by and between the
           Company and Bankers Trust Company, as Collateral Agent.
           Incorporated by reference to Exhibit 10.2 to the Company's
           Form 8-K under the Securities Exchange Act of 1934, as filed on July 26, 1999.
 10.3      Amended and Restated Stockholders Agreement dated as of April
           14, 1999 by and among Dade Behring Holdings, Inc., Aventis
           S.A. and those investors listed on the signature pages
           thereto. Incorporated by reference to Exhibit 10.3 to the
           Company's Form 8-K under the Securities Exchange Act of 1934, as filed on July 26, 1999.
 10.4      Recapitalization Agreement dated as of April 14, 1999 by and among Dade Behring Holdings, Inc., Aventis S.A. and those
           investors listed on the signature pages thereto. Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K under the Securities Exchange Act of 1934, as filed on July 26,
           1999.
 10.5      Asset Purchase and Sale Agreement dated December 11, 1995, as amended and restated on May 7, 1996, between E.I. du Pont de
           Nemours and Company and Dade Chemistry Systems Inc.
           Incorporated by reference to Exhibit 2.1 to the Company's Form
           8-K under the Securities Exchange Act of 1934, as filed on May
           22, 1996 (No. 33-90462).
 10.6      Agreement and Plan of Combination by and between Diagnostics
           Holding, Inc. and Aventis S.A. dated as of June 24, 1997 and supplemented on July 2, 1997 and as further supplemented on
           September 29, 1997 and September 30, 1997. Incorporated by
           reference to Exhibit 2.1 to the Company's Form 8-K under the
           Securities Exchange Act of 1934, as filed on October 20, 1997.
 10.7      Cooperation and Collaboration Agreement executed as of October
           1, 1997 between Dade Behring Holdings, Inc. and Aventis S.A..
           Incorporated by reference to Exhibit 10.18 to the Company's
           Form 8-K under the Securities Exchange Act of 1934, as filed on October 20, 1997.

  Exhibit
  Number                        Document Description
  -------                       --------------------
 10.8      Transition Services Agreement dated as of September 30, 1997 between Diagnostics Holding, Inc. and Aventis S.A..
           Incorporated by reference to Exhibit 10.15 to the Company's
           Form 10-K under the Securities Exchange Act of 1934, as filed on March 29, 1999.
 10.9      Management Services Agreement dated as of December 20, 1994 by and among the Company and Bain Capital, Inc. Incorporated by reference to Exhibit 10.7 to the Company's Form S-4
           Registration Statement under the Securities Act of 1933, as filed on March 20, 1995 (No. 33-90462) as amended by Amendment
           No. 1 to Management Services Agreement dated as of May 7,
           1996. Incorporated by reference to Exhibit 10.8 to the
           Company's Form S-1 Registration Statement under the Securities
           Act of 1933, as filed on October 4, 1996.
 10.10     Management Services Agreement dated as of December 20, 1994 by and among the Company and Goldman, Sachs & Co. Incorporated by reference to Exhibit 10.8 to the Company's Form S-4
           Registration Statement under the Securities Act of 1933, as filed on March 20, 1995 (No. 33-90462).
 10.11     Tax Law Change Indemnification dated as of December 16, 1994 between Baxter International Inc. and Diagnostics Holding,
           Inc. Incorporated by reference to Exhibit 10.9 to the
           Company's Form S-4 Registration Statement under the Securities
           Act of 1933, as filed on March 20, 1995 (No. 33-90462).
 10.12     Amended and Restated Exclusive Distribution Agreement dated as of September 15, 1995, by and between the Company and Baxter
           Healthcare Corporation as amended on September 26, 1996.
           Incorporated by reference to Exhibit 10.11 to the Company's
           Form S-1 Registration Statement under the Securities Act of
           1933, as filed on October 4, 1996.
 10.13     Second Amendment to Amended and Restated Exclusive
           Distribution Agreement made and entered into as of October 1,
           1997 by and between the Company and Allegiance Healthcare
           Corporation. Incorporated by reference to Exhibit 10.11 to the
           Company's Form 8-K under the Securities Exchange Act of 1934, as filed on October 20, 1997.
 10.14     Third Amendment to the Amended and Restated Exclusive
           Distribution Agreement dated as of May 27, 1998 between the
           Company and Allegiance Healthcare Corporation. Incorporated by
           reference to the Company's Form-K under the Securities
           Exchange Act of 1934, as filed on March 29, 1999.
 10.15     1995 Executive Stock Purchase and Option Plan. Incorporated by
           reference to Exhibit 10.1 to the Company's Form 10-Q
           Registration Statement under the Securities Exchange Act of
           1934, as filed on August 14, 1995 (No. 33-90462).
 10.16     1995 Management Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q under the
           Securities Exchange Act of 1934, as filed on August 14, 1995
           (No. 33-90462).
 10.17     Form of Agreement under 1995 Executive Stock Purchase and
           Option Plan. Incorporated by reference to Exhibit 10.3 to the
           Company's Form 10-Q under the Securities Exchange Act of 1934, as filed on August 14, 1995 (No. 33-90462).
 10.18     Form of Agreement under 1995 Management Stock Option Plan.
           Incorporated by reference to Exhibit 10.4 to the Company's
           Form 10-Q under the Securities Exchange Act of 1934, as filed on August 14, 1995 (No. 33-90462).
 10.19     1996 Executive Stock Purchase and Option Plan. Incorporated by
           reference to Exhibit 10.16 to the Company's Form S-1
           Registration Statement under the Securities Act of 1933, as filed on October 4, 1996.
 10.20     Form of Agreement under 1996 Executive Stock Option Plan.
           Incorporated by reference to Exhibit 10.17 to the Company's
           Form S-1 Registration Statement under the Securities Act of
           1933, as filed on October 4, 1996.

  Exhibit
  Number                        Document Description
  -------                       --------------------
 10.21     1997 Executive Stock Purchase and Option Plan. Incorporated by
           reference to Exhibit 10.1 to Company's Form 10-Q under the
           Securities Exchange Act of 1934, as filed on May 15, 1997.
 10.22     Form of Agreement under 1997 Executive Stock Purchase and
           Option Plan. Incorporated by reference to Exhibit 10.2 to the
           Company's Form 10-Q under the Securities Exchange Act of 1934, as filed on May 15, 1997.
 10.23     1997 Management Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q under the
           Securities Exchange Act of 1934, as filed on May 15, 1997.
 10.24     Form of Agreement under 1997 Management Stock Option Plan.
           Incorporated by reference to Exhibit 10.4 to the Company's
           Form 10-Q under the Securities Exchange Act of 1934, as filed on May 15, 1997.
 10.25     1997 Executive Stock Purchase and Option Plan. Incorporated by
           reference to Exhibit 10.23 to the Company's Form 10-K under the Securities Exchange Act of 1934, as filed on March 31,
           1998.
 10.26     Employment Agreement effective as of October 1, 1997 between the Company and Steve Barnes. Incorporated by reference to
           Exhibit 10.3 to the Company's Form 10-Q under the Securities
           Exchange Act of 1934, as filed on May 15, 1998.
 10.27     Employment Agreement Addendum effective October 1, 1997
           between the Company and Steve Barnes. Incorporated by
           reference to Exhibit 10.4 to the Company's Form 10-Q under the
           Securities Act of 1934, as filed on May 15, 1998.
 10.28     Employment letter dated August 1, 1996 between the Company and
           James Reid-Anderson. Incorporated by reference to Exhibit
           10.36 to the Company's Form 10-K under the Securities Exchange
           Act of 1934, as filed on March 29, 1999.
 10.29     Employment letter dated January 8, 1997 between the Company and Marc Casper. Incorporated by reference to Exhibit 10.38 to the Company's Form 10-K under the Securities Exchange Act of
           1934, as filed on March 29, 1999.
 10.30     Separation Arrangement dated July 20, 1998 between the Company and Marc Casper. Incorporated by reference to Exhibit 10.39 to the Company's Form 10-K under the Securities Exchange Act of
           1934, as filed on March 29, 1999.
 10.31     Executive Agreement dated as of October 1, 1997 between Dade
           Behring Holdings, Inc. and Steve Barnes. Incorporated by
           reference to Exhibit 10.40 to the Company's Form 10-K under the Securities Exchange Act of 1934, as filed on March 29,
           1999.
 10.32     Executive Agreement dated as of October 1, 1997 between Dade
           Behring Holdings, Inc. and James Reid-Anderson. Incorporated
           by reference to Exhibit 10.41 to the Company's Form 10-K under the Securities Exchange Act of 1934, as filed on March 29,
           1999.
 21.1      Subsidiaries of the Company.
 27.1      Financial Data Schedule.