Form 10-Q
period 2000-03-31
DADE BEHRING INC
filed 2000-05-15
CIK 942307

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

                 For the Quarterly period ended March 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of May 15, 2000, the latest practicable date, was 1,000 shares.

                               DADE BEHRING INC.

                               TABLE OF CONTENTS


PART I         FINANCIAL INFORMATION                                                     PAGE NO.
-------------------------------------------------------------------------------------------------

Item 1.        Financial Statements (unaudited)
               Condensed Consolidated Balance Sheet as of December 31, 1999 and                 2
               March 31, 2000 (unaudited)

               Condensed Consolidated Statement of Operations and Comprehensive                 3
               Income (Loss) (unaudited) for the three months ended March 31, 1999 and March 31, 2000

               Condensed Consolidated Statement of Cash Flows (unaudited) for the               4
               three months ended March 31, 1999 and March 31, 2000

               Condensed Consolidated Statement of Changes in Stockholder's Equity              5
               (Deficit) for the years ended December 31, 1998 and 1999 and for the three months ended March 31, 2000 (unaudited)

               Notes to Condensed Consolidated Financial Statements (unaudited)                 6

Item 2.        Management's Discussion and Analysis of Financial Condition and                  9
               Results of Operations

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                      11

PART II        OTHER INFORMATION
-------------------------------------------------------------------------------------------------

Item 1.        Legal Proceedings                                                               12

Item 6.        Exhibits and Reports on Form 8-K                                                12

               Signature                                                                       13

                               DADE BEHRING INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollars in millions, except share-related data)

                                ASSETS                                      December 31,        March 31,
                                ------                                          1999              2000
                                                                                ----              ----
                                                                                               (Unaudited)
Current assets:
    Cash and cash equivalents.........................................        $   49.8          $   28.0
    Restricted cash...................................................            11.4                 -
    Accounts receivable, net..........................................           330.9             314.0
    Inventories.......................................................           256.2             268.1
    Prepaid expenses and other current assets.........................            28.7              16.2
    Deferred income taxes.............................................            78.2              81.5
                                                                              --------          --------
       Total current assets...........................................           755.2             707.8
                                                                              --------          --------
Property, plant and equipment, net....................................           341.0             337.6
Debt issuance costs, net..............................................            43.3              41.9
Goodwill, net.........................................................           125.8             125.3
Deferred income taxes.................................................           286.7             291.0
Other assets..........................................................           113.8             130.3
                                                                              --------          --------
       Total assets...................................................        $1,665.8          $1,633.9
                                                                              ========          ========

            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
            ----------------------------------------------

Current liabilities:
    Current portion of long-term debt.................................        $    6.0          $   12.9
    Short-term debt...................................................            74.9              88.2
    Accounts payable..................................................           125.9              98.8
    Accrued liabilities and other.....................................           241.9             196.0
                                                                              --------          --------
       Total current liabilities......................................           448.7             395.9
                                                                              --------          --------

Long-term debt, less current portion..................................           902.4             939.5
Senior subordinated notes.............................................           350.0             350.0
Other liabilities.....................................................           107.5              98.4
                                                                              --------          --------
       Total liabilities..............................................         1,808.6           1,783.8
                                                                              --------          --------
Commitments and contingencies.........................................               -                 -
Stockholder's equity (deficit):
    Common stock, $.01 par value, 1,000 shares authorized, issued
      and outstanding.................................................               -                 -
    Additional paid-in capital........................................           184.1             184.1
    Unearned stock-based compensation.................................            (8.1)             (7.1)
    Accumulated deficit...............................................          (247.9)           (256.4)
    Accumulated other comprehensive loss..............................           (70.9)            (70.5)
                                                                              --------          --------
       Total stockholder's equity (deficit)...........................          (142.8)           (149.9)
                                                                              --------          --------
       Total liabilities and stockholder's equity (deficit)...........        $1,665.8          $1,633.9
                                                                              ========          ========


    See accompanying notes to condensed consolidated financial statements.

                               DADE BEHRING INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                             (Dollars in millions)
                                  (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                       ---------
                                                                  1999          2000
                                                                  ----          ----
Net sales..................................................      $319.0        $288.6
Operating costs and expenses:
  Cost of goods sold.......................................       128.2         125.2
  Marketing and administrative expenses....................       125.3         118.2
  Research and development expenses........................        21.0          23.6
  Goodwill amortization expense............................         1.5           1.2
                                                                 ------        ------
Income from operations.....................................        43.0          20.4
                                                                 ------        ------

Other income (expense):
  Interest expense, net....................................       (20.5)        (33.6)
  Other....................................................         2.0          (1.0)
                                                                 ------        ------
Income (loss) before taxes.................................        24.5         (14.2)
Income tax expense (benefit)...............................         9.8          (5.7)
                                                                 ------        ------
Net Income (loss)..........................................        14.7          (8.5)
                                                                 ------        ------

Other comprehensive (loss) income, before tax:
 Foreign currency translation adjustments..................       (12.7)          0.4
 Unrealized gain on marketable securities..................         0.2             -
                                                                 ------        ------
Other comprehensive (loss) income..........................       (12.5)          0.4
Income tax expense (benefit) related to items of
 comprehensive loss (income)...............................           -             -
                                                                 ------        ------
Other comprehensive loss (income), net of tax..............       (12.5)          0.4
                                                                 ------        ------
Comprehensive income (loss)................................      $  2.2        $ (8.1)
                                                                 ======        ======

    See accompanying notes to condensed consolidated financial statements.

                               DADE BEHRING INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in millions)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                                    ---------
                                                                               1999           2000
                                                                               ----           ----
Operating Activities:
  Net income (loss).....................................................      $ 14.7         $ (8.5)
  Adjustments to reconcile net income (loss)
   to net cash utilized by operating activities:
    Depreciation and amortization expense...............................        14.6           17.9
    Stock-based compensation expense....................................         1.5            1.0
    Deferred income taxes...............................................         9.9           (7.6)
    Changes in balance sheet items:
      Accounts receivable, net..........................................         3.3           10.4
      Inventories.......................................................        (6.0)         (12.6)
      Prepaid expenses..................................................        (1.3)          (5.0)
      Accounts payable..................................................       (10.3)         (25.1)
      Accrued liabilities...............................................       (14.1)         (43.5)
      Other, net........................................................       (16.6)          (2.5)
                                                                              ------         ------
         Net cash flow utilized by operating activities.................        (4.3)         (75.5)
                                                                              ------         ------

Investing Activities:
  Acquisitions and purchase price adjustments, net of acquired cash.....        (3.8)          (1.0)
  Capital expenditures..................................................       (34.0)         (20.7)
                                                                              ------         ------
         Net cash flow utilized by investing activities.................       (37.8)         (21.7)
                                                                              ------         ------

Financing Activities:
  Decrease in restricted cash...........................................          --           11.4
  Net proceeds/repayments related to short-term debt....................         1.3           16.0
  Proceeds from borrowings under revolving credit facility..............       105.0          131.0
  Repayment of borrowings under revolving credit facility...............       (76.0)         (81.5)
  Repayment of borrowings under long-term loans.........................        (0.8)          (1.5)
                                                                              ------         ------
         Net cash flow provided by financing activities.................        29.5           75.4
                                                                              ------         ------

Effect of foreign exchange rates on cash................................         0.1             --
                                                                              ------         ------
         Net decrease in cash and cash equivalents......................       (12.5)         (21.8)

Cash and Cash Equivalents:
  Beginning of period...................................................        25.8           49.8
                                                                              ------         ------
  End of period.........................................................      $ 13.3         $ 28.0
                                                                              ======         ======

    See accompanying notes to condensed consolidated financial statements.

                               DADE BEHRING INC.

 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

                             (Dollars in millions)

                                                                  Notes                                  Accumulated       Total
                                    Common Stock   Additional   Receivable     Unearned                     Other      Stockholder's
                                   --------------   Paid-in     on Capital   Stock-Based   Accumulated  Comprehensive      Equity
                                   Shares  Amount   Capital    Contribution  Compensation    Deficit        Loss         (Deficit)
                                   ------  ------  ----------  ------------  ------------  -----------  -------------  -------------
Balance at December 31, 1997 ....   1,000     --      490.2        (0.7)         (21.8)       (252.9)       (10.7)          204.1
                                    -----   ----    -------       -----         ------       -------       ------         -------
Net income ......................                                                               43.5                         43.5
Payments on notes receivable ....                                   0.5                                                       0.5
Issuance of unearned stock-based
  compensation ..................                       3.6                       (3.6)                                        --
Adjustment of unearned stock-
  based compensation ............                      (0.8)                       0.8                                         --
Amortization of unearned stock-
  based compensation ............                                                 13.1                                       13.1
Unrealized loss on marketable
  securities ....................                                                                            (0.3)           (0.3)
Cumulative translation
  adjustment ....................                                                                           (11.6)          (11.6)
                                    -----   ----    -------       -----         ------       -------       ------         -------
Balance at December 31, 1998 ....   1,000     --      493.0        (0.2)         (11.5)       (209.4)       (22.6)          249.3
                                    -----   ----    -------       -----         ------       -------       ------         -------

Net loss ........................                                                              (38.5)                       (38.5)
Capital contribution from
  parent ........................                      80.0                                                                  80.0
Cash dividend to parent on
  recapitalization ..............                    (420.1)                                                               (420.1)
Payments on notes receivable ....                                   0.2                                                       0.2
Issuance of unearned stock-based
  compensation ..................                       8.8                       (8.8)                                        --
Cancellation of stock options ...                      (1.2)                       1.2                                         --
Amortization of unearned stock-
  based compensation ............                                                 11.0                                       11.0
Issuance of stock-based
  compensation ..................                       1.3                                                                   1.3
Adjustment of stock-based
  compensation ..................                      (1.0)                                                                 (1.0)
Compensation expense related to
  recapitalization ..............                      22.7                                                                  22.7
Unrealized gain on marketable
  securities ....................                                                                             0.4             0.4
Tax benefit of option exercises .                       0.6                                                                   0.6
Minimum pension liability
  adjustment ....................                                                                            (1.8)           (1.8)
Cumulative translation
  adjustment ....................                                                                           (46.9)          (46.9)
                                    -----   ----    -------       -----         ------       -------       ------         -------
Balance at December 31, 1999 ....   1,000   $ --    $ 184.1       $  --         $ (8.1)      $(247.9)      $(70.9)        $(142.8)
                                    =====   ====    =======       =====         ======       =======       ======         =======
(Unaudited)
Net loss ........................                                                               (8.5)                        (8.5)
Amortization of unearned stock
  based compensation ............                                                  1.0                                        1.0
Cumulative translation
  adjustment ....................                                                                             0.4             0.4
                                    -----   ----    -------       -----         ------       -------       ------         -------
Balance at March 31, 2000 .......   1,000   $ --    $ 184.1       $  --         $ (7.1)      $(256.4)      $(70.5)        $(149.9)
                                    =====   ====    =======       =====         ======       =======       ======         =======

    See accompanying notes to condensed consolidated financial statements.

                               DADE BEHRING INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Organization and Business

   Dade Behring Inc. (the "Company"), formerly Dade International Inc., was incorporated in Delaware in 1994 and is a wholly-owned subsidiary of Dade Behring Holdings, Inc. ("Holdings"), formerly Diagnostics Holding Inc., Bain Capital, Inc., GS Capital Partners, L.P. (an affiliate of Goldman Sachs Group, L.P.), their respective related investors ("Bain" and "Goldman Sachs"), Aventis S.A., formerly Hoechst A.G., and certain of its affiliates ("Aventis S.A.")
and the management of the Company own substantially all of the capital stock of Holdings. The Company develops, manufactures and markets in vitro diagnostic equipment, reagents, consumable supplies and services worldwide.

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

   Effective October 1, 1997, Holdings acquired (the "Behring Combination") the stock and beneficial interest of various subsidiaries of Aventis S.A. that operated its worldwide human in vitro diagnostic business ("Behring"). The stock and beneficial interest was contributed to the Company effective October 1, 1997. The operating results and acquired assets and assumed liabilities of the Behring Combination, which was accounted for as a purchase, have been reflected in the Company's consolidated financial statements since October 1, 1997.


2. Basis of Presentation

   The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the consolidated financial statements of the Company included in the Company's 1999 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period balances to conform to the current year presentation. In management's opinion, the condensed consolidated financial statements reflect all adjustments necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

                                           December 31,      March 31,
                                              1999             2000
                                              ----             ----
      Raw materials...................       $ 45.9           $ 45.8
      Work-in-process.................         43.1             39.9
      Finished products...............        167.2            182.4
                                             ------           ------
            Total inventories.........       $256.2           $268.1
                                             ======           ======

4. Restructuring

   During the quarter ended March 31, 2000, the Company incurred costs of $1.1 million and severed three employees related to the Behring Combination reserve, and incurred $1.4 million and severed eight employees related to the June 1999 reserve.


5. Business Segment and Geographic Information

   The business of the Company is in vitro diagnostic ("IVD") products. The operating segments derive substantially all their revenues from the manufacturing and marketing of IVD products and services. The Company's operating structure includes the following operating segments: United States, Germany, Other Europe, Asia-Pacific, and All Other.

   EBITDA as defined by the Company and its lenders, represents the sum of net income (loss), interest, taxes, depreciation and amortization, non-recurring charges, including non-cash stock based compensation expenses, Y2K remediation costs, integration costs, restructuring charges and certain non-cash and/or non-recurring charges, such as personnel retention and severance, moving and start-up costs associated with the transfer of manufacturing capacity from Miami, Florida to Marburg, Germany, consulting and costs related to the consolidation of information technology. EBITDA is in management's opinion a financial indicator of the Company's ability to service or incur indebtedness. While the Company does not advocate EBITDA to be considered as a substitute for net income or cash flows, it is the primary financial metric used by management.

                               DADE BEHRING INC.

                                  (Unaudited)

   Financial information by segment for the three months ended March 31, 1999 and 2000 is summarized as follows (in millions):

                                               United                   Other       Asia-        All
                                               States       Germany     Europe     Pacific     Other(1)     Total
                                               ------       -------     ------     -------     --------     ------
Three Months ended March 31, 1999
   Revenue from external customers........      $157.3       $42.5       $84.1       $25.4       $9.7       $319.0
   Intersegment revenues..................        36.2        37.6         9.1         ---        ---         82.9

   Segment EBITDA.........................        28.7        (2.6)       37.2         3.7        0.5         67.5

Three Months ended March 31, 2000
   Revenue from external customers........      $147.9       $29.6       $75.4       $25.9       $9.8       $288.6
   Intersegment revenues..................        36.4        46.0         5.1         ---        ---         87.5
   Segment EBITDA.........................        15.9        (7.7)       30.1         4.8        2.5         45.6

--------
(1) Includes the effects of purchase accounting which have not been reflected in segment accounting records. Consequently, the impact of asset write-downs resulting from bargain purchases are reflected in the All Other column. Segment EBITDA includes unallocated intercompany profit.

   A reconciliation of segment EBITDA to income (loss) before income taxes for the three months ended March 31, 1999 and 2000 is summarized as follows (in millions):

                                                              Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                                1999      2000
                                                                ----      ----
   Segment EBITDA............................................  $ 67.0    $ 43.1
   Other EBITDA..............................................      .5       2.5
                                                               ------    ------
    Total EBITDA.............................................    67.5      45.6
    Less: Depreciation and amortization.....................    (14.6)    (17.9)
          Interest expense, net (1)..........................   (19.1)    (31.8)
          Year 2000 remediation costs........................    (3.8)      ---
          Stock-based compensation...........................    (1.5)     (1.0)
          Integration costs..................................    (3.5)       --
          Non-recurring and/or non-cash charges and other....     (.5)     (9.1)
                                                               ------    ------
   Income (loss) before income taxes.........................  $ 24.5    $(14.2)
                                                               ======    ======

--------
(1) Differs from the income statement by the amount of amortization of deferred financing fees, which is included within depreciation and amortization above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The Company's 1999 Annual Report on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the year ended December 31, 1999. The following management's discussion and analysis focuses on material changes since that time and should be read in conjunction with the 1999 Annual Report on Form 10-K. Relevant trends that are reasonably likely to be of a material nature are discussed to the extent known.

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

Results of Operations

   Net Sales. Net sales for the three months ended March 31, 2000 totaled $288.6 million as compared to $319.0 million in the comparable year-ago quarter.

   The $30.4 million or 9.5% decrease in net sales for the quarter is attributable primarily to fluctuations in foreign exchange rates, sold businesses and accelerated purchases into the fourth quarter of 1999 by customers in anticipation of Year 2000. The quarter was impacted by planned declines in non-core Paramax(R), Stratus(R), aca(R) and other product lines, offset by strong sales growth from Dimension(R), Stratus CS(R), Hemostasis and other core products. Restated for sold businesses and foreign exchange rates as compared to the year-ago quarter, the Company experienced a $14.4 million, or 5% decrease in net sales.

   Gross Profit. Gross profit for the three months ended March 31, 2000 decreased $27.4 million or 14.4% to $163.4 million as compared to $190.8 million in the comparable year-ago quarter. Gross margins for the three months ended March 31, 2000 were 56.6% compared to 59.8% in the comparable year-ago quarter.

   The decrease in gross profit for the quarter ended March 31, 2000 is attributable primarily to product mix offset by decreased non-recurring costs related to the Behring integration and Year 2000 remediation expenses. Management expects the continued growth in its service and third-party product distribution businesses which, while increasing sales and gross profit, will continue to decrease year-over-year gross margin percentage.

   Marketing and Administrative Expense. Marketing and administrative expense for the three months ended March 31, 2000 decreased $7.1 million or 5.7% to $118.2 million as compared to $125.3 million in the comparable year-ago quarter.

   The decrease in marketing and administrative expense for the quarter ended March 31, 2000 is attributable primarily to decreased non-recurring Year 2000 remediation expenses and Behring integration costs.

   Research and Development Expense. Research and development expense for the three months ended March 31, 2000 totaled $23.6 million as compared to $21.0 million in the comparable year-ago quarter.

   The $2.6 million or 12.4% increase in research and development expense for the three month period is attributable to increased investment in new products.

   Research and development expenditures are primarily focused on the development of new instrument platforms, expansion of test menus and investment in advanced diagnostics and point of care technologies.

   Income from Operations. Income from operations for the quarter decreased $22.6 million to $20.4 million as compared to $43.0 million in the comparable year-ago quarter.

   The decrease in income from operations for the quarter ended March 31, 2000 is due primarily to lower gross profit offset by decreased marketing and administrative expense. Excluding non-recurring charges, income from operations for the quarter ended March 31, 2000 would have been $27.8 million.

   Net Interest Expense. Net interest expense for the three months ended March 31, 2000 totaled $33.6 million, a $13.1 million increase over the same period in 1999. The increase in net interest expense for the quarter ended March 31, 2000 is attributable to higher borrowing levels as a result of the June 1999 recapitalization.

   Other Income/Expense. Other expense for the quarter ended March 31, 2000 totaled $1.0 million, as compared to $2.0 million of income in the year-ago comparable quarter. This decrease in income is due to the settlement of a patent infringement matter included in the 1999 results.

   Income Taxes. The effective income tax rate for the quarter ended March 31, 2000 was approximately 40%, which is consistent with the rate recorded for the quarter ended March 31, 1999 to reflect the estimated full year effective tax rate for 2000.

   Net Income (Loss). Net loss for the three months ended March 31, 2000 totaled $8.5 million, a $23.2 million decrease from net income as compared to the same period in 1999. The decrease in net income for the quarter ended March 31, 2000 is attributable primarily to lower income from operations.

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

   As of March 31, 2000 as compared to December 31, 1999, working capital increased $55.5 million to $303.5 million. The 22.4% increase is attributable primarily to declines in accounts payable and accrued liabilities.

   Capital expenditures, including instrument placements in customer locations, totaled $20.7 million for the three months ended March 31, 2000, a $13.3 million or 39% decrease as compared to the same period in 1999. The decrease in capital expenditures for the quarter is attributable primarily to decreased Behring integration spending.

   Pursuant to the $1.25 billion Senior Bank Credit Facility Agreement, the Euro-denominated credit facility commitment was permanently reduced to an amount equal to the sum of all commitments to provide lines of credit to the German subsidairy. As a result, the borrowing capacity under the Euro-denominated credit facility was reduced by approximately $50 million.

   Inflation affects the cost of goods and services used by the Company. Inflation has been modest in recent years. Overall product prices have been relatively stable during the past three years, and the Company continues to mitigate the adverse effects of inflation primarily through new product offerings, improved productivity and cost containment and improvement programs.

Outlook

   The Company is exploring ways to redesign, combine and streamline its global operations to make them more efficient, while at the same time remaining customer focused. In connection with the plan for reducing the Company's overall cost structure, the Company expects to record a restructuring charge in the second quarter of 2000.

   The amount of the charge is unknown at this time since it is dependent upon several factors, including the number of individuals who are intended to be terminated and the amount of termination benefits to be paid under various proposed severance programs.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

   The Company's 1999 Annual Report on Form 10-K contains quantitative and qualitative disclosures about market risk as of and for the year ended December 31, 1999. No material changes in the Company's market risk have occurred since December 31, 1999.

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



                               DADE BEHRING INC.
                               -----------------
                                  (Registrant)



     Date: May 15, 2000       By: /s/ John M. Duffey
                                  ------------------
                                      John M. Duffey
                                      Corporate Vice President and Controller
                                      (Duly authorized Officer of Registrant)