Form 10-Q
period 2000-06-30
DADE BEHRING INC
filed 2000-08-14
CIK 942307

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

                  For the Quarterly period ended June 30, 2000

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

                               DADE BEHRING INC.

                               TABLE OF CONTENTS


PART I         FINANCIAL INFORMATION                                                             PAGE NO.
----------------------------------------------------------------------------------------------------------

Item 1.        Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30,               2
               2000 (unaudited)

               Condensed Consolidated Statements of Operations and Comprehensive Income                 3
               (Loss) (unaudited) for the three months and six months ended June 30, 1999 and
               June 30, 2000

               Condensed Consolidated Statements of Cash Flows (unaudited) for the six months           4
               ended June 30, 1999 and June 30, 2000

               Condensed Consolidated Statements of Changes in Stockholder's Equity (Deficit)           5
               for the years ended December 31, 1998 and 1999 and for the six months ended
               June 30, 2000 (unaudited)

               Notes to Condensed Consolidated Financial Statements (unaudited)                         6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of              10
               Operations

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                              12

PART II        OTHER INFORMATION
----------------------------------------------------------------------------------------------------------

Item 1.        Legal Proceedings                                                                       13

Item 6.        Exhibits and Reports on Form 8-K                                                        13

               Signature                                                                               14

                               DADE BEHRING INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (Dollars in millions, except share-related data)

                                 ASSETS                                         December 31,        June 30,
                                 ------                                            1999               2000
                                                                                   ----               ----
                                                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents...............................................        $   49.8           $   26.7
  Restricted cash.........................................................            11.4                  -
  Accounts receivable, net................................................           330.9              327.4
  Inventories.............................................................           256.2              254.0
  Prepaid expenses and other current assets...............................            28.7               14.8
  Deferred income taxes...................................................            78.2               78.2
                                                                                  --------           --------
     Total current assets.................................................           755.2              701.1
                                                                                  --------           --------

Property, plant and equipment, net........................................           341.0              350.0
Debt issuance costs, net..................................................            43.3               40.5
Goodwill, net.............................................................           125.8              122.7
Deferred income taxes.....................................................           286.7              304.8
Other assets..............................................................           113.8              125.0
                                                                                  --------           --------
     Total assets.........................................................        $1,665.8           $1,644.1
                                                                                  ========           ========

           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
           ----------------------------------------------

Current liabilities:
  Current portion of long-term debt.......................................        $    6.0           $   19.8
  Short-term debt.........................................................            74.9               14.4
  Accounts payable........................................................           125.9               96.5
  Accrued liabilities and other...........................................           241.9              184.7
                                                                                  --------           --------
     Total current liabilities............................................           448.7              315.4
                                                                                  --------           --------

Long-term debt, less current portion......................................           902.4            1,051.3
Senior subordinated notes.................................................           350.0              350.0
Other liabilities.........................................................           107.5              104.1
                                                                                  --------           --------
     Total liabilities....................................................         1,808.6            1,820.8
                                                                                  --------           --------
Commitments and contingencies.............................................               -                  -
Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares authorized, issued
    and outstanding.......................................................               -                  -
  Additional paid-in capital..............................................           184.1              184.1
  Unearned stock-based compensation.......................................            (8.1)              (6.0)
  Accumulated deficit.....................................................          (247.9)            (275.9)
  Accumulated other comprehensive loss....................................           (70.9)             (78.9)
                                                                                  --------           --------
     Total stockholder's equity (deficit).................................          (142.8)            (176.7)
                                                                                  --------           --------
     Total liabilities and stockholder's equity (deficit).................        $1,665.8           $1,644.1
                                                                                  ========           ========

     See accompanying notes to condensed consolidated financial statements.

                               DADE BEHRING INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                             (Dollars in millions)
                                  (Unaudited)

                                                       Three Months Ended    Six Months Ended
                                                            June 30,             June 30,
                                                       ------------------    ----------------
                                                         1999      2000       1999      2000
                                                        ------    ------     ------    ------
Net sales .........................................     $322.6    $310.2     $641.6    $598.8
Operating costs and expenses:
    Cost of goods sold ............................      145.4     148.7      273.6     273.9
    Marketing and administrative expenses .........      163.2     116.6      286.5     234.8
    Research and development expenses .............       24.3      26.9       47.3      50.5
    Goodwill amortization expense .................        1.6       0.9        3.1       2.1
    Cost reduction programs .......................       16.5       9.7       16.5       9.7
                                                        ------    ------     ------    ------
Income (loss) from operations .....................      (28.4)      7.4       14.6      27.8
                                                        ------    ------     ------    ------

Other income (expense):
    Interest expense, net .........................      (21.1)    (36.2)     (41.6)    (69.8)
    Other .........................................        3.6       2.8        5.6       1.8
                                                        ------    ------     ------    ------
Income (loss) before income taxes .................      (45.9)    (26.0)     (21.4)    (40.2)
Income tax expense (benefit) ......................      (18.4)     (6.5)      (8.6)    (12.2)
                                                        ------    ------     ------    ------

Income (loss) before extraordinary items ..........      (27.5)    (19.5)     (12.8)    (28.0)
Extraordinary loss related to early retirement of
  debt (net of $5.9 million income tax benefit) ...       (8.8)       --       (8.8)       --
                                                        ------    ------     ------    ------

Net Income (loss) .................................     $(36.3)   $(19.5)    $(21.6)   $(28.0)
                                                        ------    ------     ------    ------

Other comprehensive income (loss), before tax:
    Foreign currency translation adjustments ......        0.8      (8.4)     (11.9)     (8.0)
    Unrealized gain on marketable securities ......        0.2        --        0.4        --
                                                        ------    ------     ------    ------

Other comprehensive income (loss) .................        1.0      (8.4)     (11.5)     (8.0)
Income tax expense related to items of
  comprehensive income (loss) .....................         --        --         --        --
                                                        ------    ------     ------    ------
Other comprehensive income (loss), net of tax .....        1.0      (8.4)     (11.5)     (8.0)
                                                        ------    ------     ------    ------
Comprehensive income (loss) .......................     $(35.3)   $(27.9)    $(33.1)   $(36.0)
                                                        ======    ======     ======    ======

     See accompanying notes to condensed consolidated financial statements.

                                DADE BEHRING INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Dollars in millions)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                             ------------------
                                                                              1999       2000
                                                                             -------    -------
Operating Activities:
    Net loss ............................................................    $ (21.6)   $ (28.0)
    Adjustments to reconcile net loss to net
      cash utilized by operating activities:
        Depreciation and amortization expense ...........................       32.3       40.1
        Stock-based compensation expense ................................       27.3        2.1
        Write-off of debt issuance costs ................................       14.7         --
        Deferred income taxes ...........................................      (19.9)     (12.2)
        Loss on disposal of assets ......................................        1.0        4.8
        Sale of trade accounts receivables ..............................         --        5.8
        Changes in balance sheet items:
            Accounts receivable, net ....................................      (19.4)     (15.0)
            Inventories .................................................      (18.0)      (2.3)
            Prepaid expenses ............................................       (2.4)      (3.8)
            Accounts payable ............................................        8.5      (25.7)
            Accrued liabilities .........................................      (11.9)     (33.9)
            Other, net ..................................................      (14.9)       5.4
                                                                             -------    -------
                Net cash flow utilized by operating activities ..........      (24.3)     (62.7)
                                                                             -------    -------
Investing Activities:
    Acquisitions and purchase price adjustments, net of acquired cash ...       (7.4)      (1.0)
    Capital expenditures ................................................      (65.5)     (60.9)
                                                                             -------    -------
                Net cash flow utilized by investing activities ..........      (72.9)     (61.9)
                                                                             -------    -------
Financing Activities:
    Change in restricted cash ...........................................         --       11.4
    Net proceeds/repayments related to short-term debt ..................       15.3       (8.6)
    Proceeds from borrowings under revolving credit facility ............      218.5      350.8
    Repayment of borrowings under revolving credit facility .............     (237.5)    (245.4)
    Repayment of borrowings under long-term loans .......................       (0.8)      (3.0)
    Debt issuance costs .................................................      (33.2)        --
    Proceeds from borrowings under bank credit agreement ................      875.0         --
    Retirement of previous bank credit agreement ........................     (369.1)        --
    Dividend to parent ..................................................     (366.1)        --
                                                                             -------    -------
                Net cash flow provided by financing activities ..........      102.1      105.2
                                                                             -------    -------
Effect of foreign exchange rates on cash ................................       (0.3)      (3.7)
                                                                             -------    -------
                Net increase (decrease) in cash and cash equivalents ....        4.6      (23.1)

Cash and Cash Equivalents:
    Beginning of period .................................................       25.8       49.8
                                                                             -------    -------
    End of period .......................................................    $  30.4    $  26.7
                                                                             =======    =======
Non-Cash Supplemental Disclosure of Cash Flow Information:
    Unpaid dividend declared ............................................       54.8         --

     See accompanying notes to condensed consolidated financial statements.

                                DADE BEHRING INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

                              (Dollars in millions)

                                                                  Notes                                  Accumulated       Total
                                    Common Stock   Additional   Receivable     Unearned                     Other      Stockholder's
                                   --------------   Paid-in     on Capital   Stock-Based   Accumulated  Comprehensive      Equity
                                   Shares  Amount   Capital    Contribution  Compensation    Deficit        Loss         (Deficit)
                                   ------  ------  ----------  ------------  ------------  -----------  -------------  -------------
Balance at December 31, 1997 ....   1,000   $ --    $ 490.2       $(0.7)        $(21.8)      $(252.9)      $(10.7)        $ 204.1
                                    -----   ----    -------       -----         ------       -------       ------         -------
Net income ......................                                                               43.5                         43.5
Payments on notes receivable ....                                   0.5                                                       0.5
Issuance of unearned stock-based
  compensation ..................                       3.6                       (3.6)                                        --
Adjustment of unearned stock-
  based compensation ............                      (0.8)                       0.8                                         --
Amortization of unearned stock-
  based compensation ............                                                 13.1                                       13.1
Unrealized loss on marketable
  securities ....................                                                                            (0.3)           (0.3)
Cumulative translation
  adjustment ....................                                                                           (11.6)          (11.6)
                                    -----   ----    -------       -----         ------       -------       ------         -------
Balance at December 31, 1998 ....   1,000     --      493.0        (0.2)         (11.5)       (209.4)       (22.6)          249.3
                                    -----   ----    -------       -----         ------       -------       ------         -------
Net loss ........................                                                              (38.5)                       (38.5)
Capital contribution from
  parent ........................                      80.0                                                                  80.0
Cash dividend to parent on
  recapitalization ..............                    (420.1)                                                               (420.1)
Payments on notes receivable ....                                   0.2                                                       0.2
Issuance of unearned stock-based
  compensation ..................                       8.8                       (8.8)                                        --
Cancellation of stock options ...                      (1.2)                       1.2                                         --
Amortization of unearned stock-
  based compensation ............                                                 11.0                                       11.0
Issuance of stock-based
  compensation ..................                       1.3                                                                   1.3
Adjustment of stock-based
  compensation ..................                      (1.0)                                                                 (1.0)
Compensation expense related to
  recapitalization ..............                      22.7                                                                  22.7
Unrealized gain on marketable
  securities ....................                                                                             0.4             0.4
Tax benefit of option
  exercises .....................                       0.6                                                                   0.6
Minimum pension liability
  adjustment ....................                                                                            (1.8)           (1.8)
Cumulative translation
  adjustment ....................                                                                           (46.9)          (46.9)
                                    -----   ----    -------       -----         ------       -------       ------         -------
Balance at December 31, 1999 ....   1,000     --      184.1          --           (8.1)       (247.9)       (70.9)         (142.8)
                                    -----   ----    -------       -----         ------       -------       ------         -------
(Unaudited)
Net loss ........................                                                              (28.0)                       (28.0)
Amortization of unearned stock-
  based compensation ............                                                  2.1                                        2.1
Cumulative translation
  adjustment ....................                                                                            (8.0)           (8.0)
                                    -----   ----    -------       -----         ------       -------       ------         -------
Balance at June 30, 2000 ........   1,000   $ --    $ 184.1       $  --         $ (6.0)      $(275.9)      $(78.9)        $(176.7)
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


2.  Basis of Presentation

    The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the consolidated financial statements of the Company included in the Company's 1999 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period balances to conform to the current year presentation. In management's opinion, the condensed consolidated financial statements reflect all adjustments necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

                                                    December 31,         June 30,
                                                        1999               2000
                                                       ------             ------
      Raw materials................................    $ 45.9             $ 49.1
      Work-in-process..............................      43.1               45.7
      Finished products............................     167.2              159.2
                                                       ------             ------
            Total inventories......................    $256.2             $254.0
                                                       ======             ======

4.  Debt

     In 2000, the Company extended the maturity dates of approximately $50.0 million of German debt previously classified as short term debt. The debt is now due at June 30, 2004 and is classified as long term debt on the Condensed Consolidated Balance Sheet at June 30, 2000.

5.  Cost Reduction Programs

     During 1999, the Company completed its integration efforts related to the Dade and Behring merger. The Company has reviewed its cost structure and concluded it is necessary to explore additional ways to redesign, combine and streamline its global operations to make them more efficient, while at the same time remaining customer focused.

     In June 2000 the Company announced a global cost reduction program having the stated objective of reducing the Company's overall cost structure by approximately $50 million annually. Management has approved and initiated several actions contemplated by the program and expects the total reserve for this program to be approximately $50 million. In addition, the Company anticipates approximately $35 million of total costs which do not qualify for reserve treatment. The Company has recorded a pre-tax reserve of $8.9 million at June 30, 2000 and expects the balance of the reserve to be recorded in the second half of 2000. Also, included in the cost reduction program line on the Consolidated Statement of Operations for the quarter ended June 30, 2000 are $5.4 million of costs which relate to the cost reduction initiatives which were incurred and paid before June 30, 2000. Virtually all of the Company's global operations are affected by this plan, including sales, manufacturing, marketing and support services. The Company expects to eliminate a number of redundant positions under this program in 2000 and 2001, while adding staff in key areas, such as the direct distribution centers. The net effect of these changes will be a reduction of approximately 250 positions.

     During the second quarter of 2000, excess severance accruals under the 1999 Reserve of $4.6 million were identified and credited to income.

                               DADE BEHRING INC.

                                  (Unaudited)

     A summary of the Company's current and prior year cost reduction program reserves follows:


                                                            Facility and
                                                               Other               Severance and
                                                             Exit Costs              Relocation               Total
                                                             ----------              ----------               -----
1997 Behring Allocation Reserve
Reserve balance, December 31, 1999......................          $18.5                   $ 1.5               $20.0
   Cash payments........................................           (2.0)                   (0.6)               (2.6)
Reserve balance, June 30, 2000..........................          $16.5                   $ 0.9               $17.4

1999 Reserve
Reserve balance, December 31, 1999......................          $ 0.4                   $10.5               $10.9
   Cash payments........................................             --                    (2.6)               (2.6)
   Reversal to income...................................           (0.4)                   (4.2)               (4.6)
Reserve balance, June 30, 2000..........................          $  --                   $ 3.7               $ 3.7

2000 Reserve
Reserve balance, December 31, 1999......................          $  --                   $  --               $  --
   Reserve established..................................            0.8                     8.1                 8.9
   Cash payments........................................             --                    (0.1)               (0.1)
Reserve balance, June 30, 2000..........................          $ 0.8                   $ 8.0               $ 8.8


6.  Business Segment and Geographic Information

     The business of the Company is in vitro diagnostic ("IVD") products. The operating segments derive substantially all their revenues from the manufacturing and marketing of IVD products and services. The Company's operating structure includes the following segments: United States, Germany, Other Europe, Asia-Pacific and All Other.

     EBITDA, as defined by the Company and its lenders, represents the sum of net income (loss), interest, taxes, depreciation and amortization and non-recurring charges, including non-cash stock based compensation expenses, Y2K remediation costs, integration costs, restructuring charges and certain non-cash and/or non-recurring charges. Integration costs include personnel retention and severance, moving and start-up costs associated with the transfer of manufacturing capacity from Miami, Florida to Marburg, Germany, consulting and costs related to the consolidation of information technology. Non-recurring charges include costs related to the shutdown of product lines, the costs of a mandatory relabeling initiative in Europe, and the impact of transitioning from Allegiance Healthcare Corporation ("Allegiance") to direct distribution of Hemostasis and MicroScan products in the U.S. The Allegiance distribution agreement transition costs include gross profit from delayed sales to end-user customers and other transition costs such as inventory write-offs and one-time implementation costs (See Note 7). EBITDA is in management's opinion a financial indicator of the Company's ability to service or incur indebtedness. While the Company does not advocate EBITDA to be considered as a substitute for net income or cash flows, it is the primary financial metric used by management.

     Financial information by segment for the six months ended June 30, 1999 and 2000 is summarized as follows (in millions):

                                                       United                     Other       Asia-         All
                                                       States      Germany       Europe      Pacific       Other      Total
                                                       ------      -------       ------      -------       -----      -----
Six Months ended June 30, 1999
      Revenue from external customers...........       $330.5       $ 80.7       $160.5       $54.5        $15.4      $641.6
      Intersegment revenues.....................         64.3         87.6         15.8         ---          ---       167.7
      Segment EBITDA............................         50.1         (8.4)        73.9        11.6          3.6       130.8

Six Months ended June 30, 2000
      Revenue from external customers...........       $313.1       $ 58.3       $150.7       $57.4        $19.3      $598.8
      Intersegment revenues.....................         73.9         90.1          9.7         ---          ---       173.7
      Segment EBITDA............................         32.6        (10.6)        63.7        13.8          4.0       103.5

                               DADE BEHRING INC.

                                  (Unaudited)

     A reconciliation of segment EBITDA to income (loss) before income taxes for the six months ended June 30, 1999 and 2000 is summarized as follows (in millions):

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                       1999          2000
                                                                                       ----          ----
Segment EBITDA................................................................        $127.2        $ 99.5
Other EBITDA..................................................................           3.6           4.0
                                                                                      ------        ------
  Total EBITDA................................................................         130.8         103.5
  Less:   Depreciation and amortization.......................................         (32.3)        (40.1)
          Interest expense, net (1)...........................................         (38.7)        (66.7)
          Allegiance distribution agreement transition .......................          ----         (10.1)
          Cost reduction costs not qualifying for provision...................          ----          (5.4)
          Loss on disposal of assets..........................................          (1.0)         (4.8)
          Cost reduction provision, net of reversal...........................         (16.5)         (4.3)
          Final Miami facility closure costs..................................          ----          (3.3)
          Non-recurring charges relating to the shutdown of product line......          ----          (2.2)
          Stock-based compensation............................................         (27.3)         (2.1)
          Integration costs...................................................          (7.3)         (1.1)
          Year 2000 remediation costs.........................................         (11.8)         (0.6)
          Non-recurring advisory fees and expenses related to 1999
            recapitalization..................................................         (16.8)         ----
          Other non-recurring and/or non-cash charges.........................           (.5)         (3.0)
                                                                                      ------        ------
Income (loss) before income taxes.............................................        $(21.4)       $(40.2)
                                                                                      ======        ======

________
(1) Differs from the income statement by the amount of amortization of deferred financing fees, which is included within depreciation and amortization above.


7.  Subsequent Event

     In August 2000, the Company finalized the details and reached agreement regarding its decision not to renew its U.S. distribution agreement with Allegiance and has begun the transition to direct distribution of its Hemostasis and MicroScan products in the U.S. The Company already directly distributes more than 80% of its products in the U.S. The transition to direct distribution of this remaining 20% will be complete in June 2001 and will provide an ongoing annual benefit of approximately $10.0 million. At June 30, 2000, the Company has provided a $2.0 million transition service fee to be paid to Allegiance pursuant to the terms and as a consequence of the Company's decision not to renew the U.S. distribution agreement. In addition, the transition to direct distribution will impact sales and gross profit in 2000 and 2001 as customer specific Hemostasis inventory lots held by Allegiance for up to eighteen months are sold to end-user customers. As customers transition to new specific lots, they will order directly from Dade Behring.

                               DADE BEHRING INC.

                                  (Unaudited)


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

  Certain statements included in this discussion are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income levels, cash flow and liquidity. Such forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to global economic and business conditions, governmental and regulatory policies such as healthcare reimbursement policies and the competitive environment in which the Company operates. These and other risks are discussed in some detail below as well as in other documents filed by the Company with the Securities and Exchange Commission.

Results of Operations

  Net Sales. Net sales for the three months ended June 30, 2000 totaled $310.2 million as compared to $322.6 million in the comparable year-ago quarter. Net sales for the six months ended June 30, 2000 totaled $598.8 million as compared to $641.6 million in the comparable year-ago period.

  The $12.4 million or 3.8% decrease in net sales for the quarter is attributable primarily to foreign currency rate changes which accounted for a $19.2 million decrease in revenues and the decision to discontinue our distribution relationship with Allegiance which resulted in $8.6 million less sales in the quarter. Excluding both of these impacts, sales increased $15.4 million, or 4.8%. The Company's Dimension product line revenues increased 34% globally as compared to the same period in the prior year adjusted for foreign exchange.

  The $42.8 million or 6.7% decrease in net sales for the six month period ended June 30, 2000 is also attributable to foreign currency rate changes, accelerated purchasing by customers in 1999 in anticipation of Y2K complications and the decision to discontinue our distribution relationship with Allegiance. Excluding the impact of these items, sales as compared to the year ago six month period increased $17.1 million or approximately 3%.

  Gross Profit. Gross profit for the three months ended June 30, 2000 decreased $15.7 million or 8.9% to $161.5 million as compared to $177.2 million in the comparable year-ago quarter. Gross margins for the three months ended June 30, 2000 were 52.1% compared to 54.9% in the comparable year-ago quarter. Gross profit for the six months ended June 30, 2000 decreased $43.1 million or 11.7% to $324.9 million as compared to $368.0 million in the comparable year-ago period. Gross margins for the six months ended June 30, 2000 were 54.3% compared to 57.4% in the comparable year-ago period.

  The decrease in gross profit for the quarter and six-month periods ended June 30, 2000 is attributable primarily to foreign currency rate changes, the Allegiance transition impact and an increase in depreciation expense. Excluding these impacts, gross profit increased by $7.0 million for the quarter as compared to the prior year quarter and gross profit decreased $2.0 million in the period ended June 30, 2000 as compared to the prior year period. The gross margin impact related to depreciation accounts for 2.6% and 1.3% of the gross margin decrease in the quarter and the six-month periods, respectively, as compared to the prior year. The increase in depreciation expense is a non-cash charge that relates to the Behring acquisition purchase accounting.

  Marketing and Administrative Expense. Marketing and administrative expense for the three months ended June 30, 2000 decreased $46.6 million or 28.6% to $116.6 million as compared to $163.2 million in the comparable year-ago quarter. Marketing and administrative expense for the six months ended June 30, 2000 decreased $51.7 million or 18.0% to $234.8 million as compared to $286.5 million in the comparable year-ago period.

                               DADE BEHRING INC.

                                  (Unaudited)

  The decrease in marketing and administrative expense for the quarter and six-month period ended June 30, 2000 is attributable primarily to $16.8 million of advisory fees and $23.0 million of stock compensation expense related to the June 1999 recapitalization as well as Y2K/integration costs of $8.2 million and $13.2 million in the comparable year ago quarter and six-month period, respectively, which did not reoccur in 2000.

  Research and Development Expense. Research and development expense for the three months ended June 30, 2000 totaled $26.9 million as compared to $24.3 million in the comparable year-ago quarter. Research and development expense for the six months ended June 30, 2000 totaled $50.5 million as compared to $47.3 million in the comparable year-ago period.

  The $2.6 million or 10.7% increase in the comparable year ago quarter and the $3.2 million or 6.8% increase in the comparable year ago six-month period is attributable to increased investment in new products.

  Research and development expenditures are primarily focused on the development of new instrument platforms, expansion of test menus and investment in advanced diagnostics and point of care technologies.

  Income from Operations. Income from operations for the quarter increased $35.8 million to $7.4 million as compared to $28.4 million loss from operations in the comparable year-ago quarter. Income from operations for the six months ended June 30, 2000 increased $13.2 million to $27.8 million as compared to $14.6 million in the comparable year-ago period.

  The increase in income from operations for the quarter and the six months ended June 30, 2000 is due primarily to decreased marketing and administrative expense offset by reduced gross profit.

  Net Interest Expense. Net interest expense for the three months ended June 30, 2000 totaled $36.2 million, a $15.1 million increase over the same period in 1999. Net interest expense for the six months ended June 30, 2000 totaled $69.8 million, a $28.2 million increase over the same period in 1999. The increase in net interest expense is attributable to higher interest rates and increased borrowing levels as a result of the June 1999 recapitalization.

  Other Income/Expense. Other income for the quarter ended June 30, 2000 totaled $2.8 million, as compared to $3.6 million in the year-ago comparable quarter. Other income for the six-month period ended June 30, 2000 totaled $1.8 million, as compared to $5.6 million in the year-ago comparable period.

  The decrease in other income as compared to the comparable year ago period is due to the settlement of a patent infringement matter and recognition of one time royalty income included in the 1999 results.

  Income Taxes. The effective income tax rate for the quarter and six-month period ended June 30, 2000 was approximately 25% and 30%, respectively, to reflect the estimated full year effective tax rate for 2000.

  In July 2000, the German Parliament passed a broad set of tax reforms that in addition to a number of changes, would reduce the "base" German corporate tax rate to 25% from 40% effective January 1, 2001. This rate change will impact the second half of 2000, reducing the Company's German deferred tax asset and increasing tax expense by approximately $3.0 million.

  Net Income (Loss). Net loss for the three months ended June 30, 2000 totaled $19.5 million, a $16.8 million decrease from net loss as compared to the same period in 1999. The decrease in net loss for the quarter ended June 30, 2000 is attributable primarily to higher income from operations.

   Net loss for the six months ended June 30, 2000 totaled $28.0 million, a $6.4 million increase from net loss as compared to the same period in 1999. The increase in net loss for the six-month period ended June 30, 2000 is due primarily to higher net interest expense offset by higher income from operations.

                               DADE BEHRING INC.

                                  (Unaudited)

Liquidity and Capital Resources

  The Company's primary liquidity requirements are for working capital, capital expenditures, restructuring expenditures and debt service. Historically, the Company has funded its liquidity needs with a combination of cash flows from operations, borrowings under its revolving credit facility and other short-term borrowing arrangements. Management believes cash flows from operating activities, together with available short-term and revolving credit facilities under the Company's existing credit agreements, will be sufficient to permit the Company to meet its financial obligations and to fund its operations and planned investments.

  For the quarter ended June 30, 2000, net working capital, adjusted for foreign exchange, increased $17.2 million or 3.8% due to the following:

  . Accounts receivable increased $20.0 million as a result of strong June sales.
  . Inventories decreased $10.6 million due to strong June sales and aggressive inventory reduction efforts.
  . Accrued liabilities decreased $8.5 million.
  . Accounts payable decreased $.6 million
  . Prepaid expenses decreased by $1.2 million

  For the six-month period ended June 30, 2000, working capital increased $67.0 million to $315.0 million. The 27.0% increase is attributable primarily to uses of cash in the accounts payable and accrued liabilities areas in the first quarter of 2000, which typically increase as the year progresses.

  The Company has and will continue to evaluate opportunities to provide additional cash flow during 2000 and expects to generate cash from working capital in the second half of the year.

  The Company's decision not to renew its U.S. distribution arrangement with Allegiance is expected to provide net annual cash flow benefits of $10.0 million beginning in 2002. The net cash flow requirements of this transition however are $27.0 million and $12.0 million in 2000 and 2001, respectively, in the form of delayed gross profit, capital expenditures, working capital and one-time implementation costs.

   In June 2000 the Company announced a global cost reduction program having the stated objective of reducing the Company's overall cost structure by approximately $50 million annually. Management has approved and initiated several actions contemplated by the program and expects the total reserve for this program to be approximately $50 million. In addition, the Company anticipates approximately $35 million of total costs which do not qualify for reserve treatment. The Company has recorded a pre-tax reserve of $8.9 million at June 30, 2000 and expects the balance of the reserve to be recorded in the second half of 2000. Also, included in the cost reduction program line on the Consolidated Statement of Operations for the quarter ended June 30, 2000 are $5.4 million of costs which relate to the cost reduction initiatives which were incurred and paid before June 30, 2000. Virtually all of the Company's global operations are affected by this plan, including sales, manufacturing, marketing and support services. The Company expects to eliminate a number of redundant positions under this program in 2000 and 2001, while adding staff in key areas, such as the direct distribution centers. The net effect of these changes will be a reduction of approximately 250 positions.

   Capital expenditures, including instrument placements in customer locations, totaled $60.9 million for the six months ended June 30, 2000, a $4.6 million or 7.0% decrease as compared to the same period in 1999. The decrease in capital expenditures for the quarter is attributable primarily to decreased Behring integration spending.

  Pursuant to the $1.25 billion Senior Bank Credit Facility Agreement, in the first quarter of 2000, the Euro-denominated credit facility commitment was permanently reduced to an amount equal to the sum of all commitments to provide lines of credit to the German subsidiary. As a result, the borrowing capacity under the Euro-denominated credit facility was reduced by approximately $50 million.

  In addition, in 2000, the Company extended the maturity dates of approximately $50.0 million of German debt previously classified as short term debt. The debt is now due at June 30, 2004 and is classified as long term debt on the Condensed Consolidated Balance Sheet at June 30, 2000.

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



                               DADE BEHRING INC.
                               -----------------
                                 (Registrant)



  Date:  August 14, 2000       By: /s/   John M. Duffey
                                   -------------------------
                                         John M. Duffey
                                         Corporate Vice President and Controller
                                         (Duly authorized Officer of Registrant)