Form 10-Q
period 2000-09-30
DADE BEHRING INC
filed 2000-11-14
CIK 942307

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

(Mark One)

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 2000

                                      OR

    [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from ________ to ________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of November 14, 2000, the latest practicable date, was 1,000 shares.

                               DADE BEHRING INC.

                               TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                                              PAGE NO.
----------------------------------------------------------------------------------------------------

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 1999 and                         2
         September 30, 2000 (unaudited)

         Condensed Consolidated Statements of Operations and Comprehensive Income                  3
         (Loss) (unaudited) for the three months and nine months ended September 30,
         1999 and September 30, 2000

         Condensed Consolidated Statements of Cash Flows (unaudited) for the nine                  4
         months ended September 30, 1999 and September 30, 2000

         Condensed Consolidated Statements of Changes in Stockholder's Equity (Deficit)            5
         for the years ended December 31, 1998 and 1999 and for the nine months ended September 30, 1999 and September 30, 2000 (unaudited)

         Notes to Condensed Consolidated Financial Statements (unaudited)                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of               12
         Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               16

PART II  OTHER INFORMATION
----------------------------------------------------------------------------------------------------

Item 1.  Legal Proceedings                                                                        17

Item 5.  Other Information                                                                        17

Item 6.  Exhibits and Reports on Form 8-K                                                         17

         Signature                                                                                18

                               DADE BEHRING INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

               (Dollars in millions, except share-related data)

                                                                   December 31,   September 30,
                             ASSETS                                   1999            2000
                             ------                                ------------   -------------
                                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents ..................................     $   49.8       $   24.3
    Restricted cash ............................................         11.4             --
    Accounts receivable, net ...................................        330.9          291.8
    Inventories ................................................        256.2          251.9
    Prepaid expenses and other current assets ..................         28.7           16.8
    Deferred income taxes ......................................         78.2           78.0
                                                                     --------       --------
        Total current assets ...................................        755.2          662.8
                                                                     --------       --------

Property, plant and equipment, net .............................        341.0          347.0
Debt issuance costs, net .......................................         43.3           38.4
Goodwill, net ..................................................        125.8          121.3
Deferred income taxes ..........................................        286.7          316.8
Other assets ...................................................        113.8          123.4
                                                                     --------       --------
        Total assets ...........................................     $1,665.8       $1,609.7
                                                                     ========       ========

         LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
         ----------------------------------------------
Current liabilities:
    Current portion of long-term debt ..........................     $    6.0       $   26.6
    Short-term debt ............................................         74.9           19.1
    Accounts payable ...........................................        125.9          102.5
    Accrued liabilities and other ..............................        241.9          191.7
                                                                     --------       --------
        Total current liabilities ..............................        448.7          339.9
                                                                     --------       --------
Long-term debt, less current portion ...........................        902.4        1,044.2
Senior subordinated notes ......................................        350.0          350.0
Other liabilities ..............................................        107.5           93.8
                                                                     --------       --------
        Total liabilities ......................................      1,808.6        1,827.9
                                                                     --------       --------
Commitments and contingencies ..................................           --             --
Stockholder's equity (deficit):
    Common stock, $.01 par value, 1,000 shares authorized,
      issued and outstanding ...................................           --             --
    Additional paid-in capital .................................        184.1          184.1
    Unearned stock-based compensation ..........................         (8.1)          (6.0)
    Accumulated deficit ........................................       (247.9)        (306.3)
    Accumulated other comprehensive loss .......................        (70.9)         (90.0)
                                                                     --------       --------
        Total stockholder's equity (deficit) ...................       (142.8)        (218.2)
                                                                     --------       --------
        Total liabilities and stockholder's equity (deficit) ...     $1,665.8       $1,609.7
                                                                     ========       ========



     See accompanying notes to condensed consolidated financial statements.

                               DADE BEHRING INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                             (Dollars in millions)
                                  (Unaudited)

                                                                    Three Months Ended      Nine Months Ended
                                                                       September 30,          September 30,
                                                                    ------------------      -----------------
                                                                     1999        2000        1999      2000
                                                                    ------      ------      ------    -------
Net sales........................................................   $313.2      $292.3      $959.4      896.8
Cost of goods sold...............................................    133.3       148.2       406.9      422.1
                                                                    ------      ------      ------    -------

Gross Profit.....................................................    179.9       144.1       552.5      474.7
Operating costs and expenses:
  Marketing and administrative expenses..........................    131.5       122.1       422.6      362.6
  Research and development expenses..............................     24.1        23.9        71.4       74.4
  Goodwill amortization expense..................................      1.4         1.1         4.5        3.2
  Non-recurring cost reduction programs..........................        -         5.3        16.5       15.0
                                                                    ------      ------      ------    -------
Income (loss) from operations....................................     22.9        (8.3)       37.5       19.5
                                                                    ------      ------      ------    -------

Other income (expense):
  Interest expense, net..........................................    (34.7)      (39.4)      (76.3)    (109.2)
  Other..........................................................      5.1         6.9        10.7        8.7
                                                                    ------      ------      ------    -------
Income (loss) before income taxes................................     (6.7)      (40.8)      (28.1)     (81.0)
Income tax expense (benefit).....................................     (2.6)      (10.4)      (11.2)     (22.6)
                                                                    ------      ------      ------    -------

Income (loss) before extraordinary items.........................     (4.1)      (30.4)      (16.9)     (58.4)
Extraordinary loss related to early retirement of debt (net of
  $5.9 million income tax benefit)...............................        -                    (8.8)         -
                                                                    ------      ------      ------    -------

Net Income (loss)................................................   $ (4.1)      (30.4)     $(25.7)     (58.4)
                                                                    ------      ------      ------    -------

Other comprehensive income (loss), before tax:
  Foreign currency translation adjustments.......................    (16.8)      (14.0)      (28.7)     (19.1)
  Unrealized gain on marketable securities.......................        -                     0.4          -
                                                                    ------      ------      ------    -------

Other comprehensive income (loss)................................    (16.8)      (14.0)      (28.3)     (19.1)
Income tax expense related to items of comprehensive
  income (loss)..................................................        -           -           -          -
                                                                    ------      ------      ------    -------
Other comprehensive income (loss), net of tax....................    (16.8)      (14.0)      (28.3)     (19.1)
                                                                    ------      ------      ------    -------
Comprehensive income (loss)......................................   $(20.9)     $(44.4)     $(54.0)   $ (77.5)
                                                                    ======      ======      ======    =======


    See accompanying notes to condensed consolidated financial statements.

                               DADE BEHRING INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in millions)
                                  (Unaudited)

                                                                            Nine months Ended
                                                                               September 30,
                                                                            ------------------
                                                                              1999       2000
                                                                            -------    -------
Operating Activities:
    Net loss ............................................................   $ (25.7)   $ (58.4)
    Adjustments to reconcile net loss to net cash utilized by operating activities:
        Depreciation and amortization expense ...........................      47.5       68.2
        Stock-based compensation expense ................................      28.4        2.1
        Write-off of debt issuance costs ................................      14.7         --
        Deferred income taxes ...........................................     (11.2)     (22.6)
        Loss on disposal of assets ......................................       4.4        6.0
        Sale of trade accounts receivables ..............................      12.5       31.2
        Changes in balance sheet items:
            Accounts receivable, net.....................................     (43.2)     (14.4)
            Inventories .................................................     (34.5)      (8.9)
            Prepaid expenses ............................................      (4.4)      (6.0)
            Accounts payable ............................................     (39.5)     (16.5)
            Accrued liabilities .........................................      15.5      (40.3)
            Other, net ..................................................     (24.4)     (11.3)
                                                                            -------    -------
                Net cash flow utilized by operating activities ..........     (59.9)     (70.9)
                                                                            -------    -------
Investing Activities:
    Acquisitions and purchase price adjustments, net of acquired cash ...      (7.6)      (1.0)
    Capital expenditures ................................................     (84.2)     (90.8)
                                                                            -------    -------
                Net cash flow utilized by investing activities ..........     (91.8)     (91.8)
                                                                            -------    -------
Financing Activities:
    Change in restricted cash ...........................................        --       11.4
    Net proceeds/repayments related to short-term debt ..................       2.0        0.2
    Proceeds from borrowings under revolving credit facility ............     425.8      435.9
    Repayment of borrowings under revolving credit facility .............    (354.0)    (301.3)
    Repayment of borrowings under long-term loans .......................      (2.3)      (4.5)
    Debt issuance costs .................................................     (33.2)        --
    Proceeds from borrowings under bank credit agreement ................     875.0         --
    Retirement of previous bank credit agreement ........................    (369.1)        --
    Capital contribution from parent ....................................      80.0         --
    Dividend to parent ..................................................    (420.1)        --
                                                                            -------    -------
                Net cash flow provided by financing activities ..........     204.1      141.7
                                                                            -------    -------
Effect of foreign exchange rates on cash ................................      (0.1)      (4.5)
                                                                            -------    -------
                Net increase (decrease) in cash and cash equivalents ....      52.3      (25.5)
Cash and Cash Equivalents:
    Beginning of period .................................................      25.8       49.8
                                                                            -------    -------
    End of period .......................................................   $  78.1    $  24.3
                                                                            =======    =======


    See accompanying notes to condensed consolidated financial statements.

                               DADE BEHRING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

                             (Dollars in millions)

                                                                  Notes                                  Accumulated       Total
                                    Common Stock   Additional   Receivable     Unearned                     Other      Stockholder's
                                   --------------   Paid-in     on Capital   Stock-Based   Accumulated  Comprehensive     Equity
                                   Shares  Amount   Capital    Contribution  Compensation    Deficit        Loss         (Deficit)
                                   ------  ------  ----------  ------------  ------------  -----------  -------------  -------------
Balance at December 31, 1997 ....   1,000   $ --    $ 490.2       $(0.7)        $(21.8)      $(252.9)      $(10.7)        $ 204.1
                                    -----   ----    -------       -----         ------       -------       ------         -------
Net income ......................                                                               43.5                         43.5
Payments on notes receivable ....                                   0.5                                                       0.5
Issuance of unearned stock-based
  compensation ..................                       3.6                       (3.6)                                        --
Adjustment of unearned stock-
  based compensation ............                      (0.8)                       0.8                                         --
Amortization of unearned stock-
  based compensation ............                                                 13.1                                       13.1
Unrealized loss on marketable
  securities ....................                                                                            (0.3)           (0.3)
Cumulative translation adjustment                                                                           (11.6)          (11.6)
                                    -----   ----    -------       -----         ------       -------       ------         -------
Balance at December 31, 1998 ....   1,000     --      493.0        (0.2)         (11.5)       (209.4)       (22.6)          249.3
                                    -----   ----    -------       -----         ------       -------       ------         -------
Net loss ........................                                                              (38.5)                       (38.5)
Capital contribution from parent                       80.0                                                                  80.0
Cash dividend to parent on
  recapitalization ..............                    (420.1)                                                               (420.1)
Payments on notes receivable ....                                   0.2                                                       0.2
Issuance of unearned stock-based
  compensation ..................                       8.8                       (8.8)                                        --
Cancellation of stock options ...                      (1.2)                       1.2                                         --
Amortization of unearned stock-
  based compensation ............                                                 11.0                                       11.0
Issuance of stock-based
  compensation ..................                       1.3                                                                   1.3
Adjustment of stock-based
  compensation ..................                      (1.0)                                                                 (1.0)
Compensation expense related to
  recapitalization ..............                      22.7                                                                  22.7
Unrealized gain on marketable
  securities ....................                                                                             0.4             0.4
Tax benefit of option exercises .                       0.6                                                                   0.6
Minimum pension liability
  adjustment ....................                                                                            (1.8)           (1.8)
Cumulative translation adjustment                                                                           (46.9)          (46.9)
                                    -----   ----    -------       -----         ------       -------       ------         -------
Balance at December 31, 1999 ....   1,000     --      184.1          --           (8.1)       (247.9)       (70.9)         (142.8)
(Unaudited)                         -----   ----    -------       -----         ------       -------       ------         -------
Net loss ........................                                                              (58.4)                       (58.4)
Amortization of unearned stock
  based compensation ............                                                  2.1                                        2.1
Cumulative translation adjustment                                                                           (19.1)          (19.1)
                                    -----   ----    -------       -----         ------       -------       ------         -------
Balance at September 30, 2000 ...   1,000   $ --    $ 184.1       $  --         $ (6.0)      $(306.3)      $(90.0)        $(218.2)
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


2.  Basis of Presentation

    The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the consolidated financial statements of the Company included in the Company's 1999 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period balances to conform to the current year presentation. In management's opinion, the condensed consolidated financial statements reflect all adjustments necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

    Due to the issuance of a new U.S. GAAP pronouncement in July, 2000 (EITF 00-
10), beginning in the third quarter of 2000, the Company has reported the amounts billed to customers for shipping and handling costs as a component of net revenue. These amounts were previously reported as a reduction of operating expense. Reclassification of prior period balances has been made to conform to the current year presentation. As a result of this new pronouncement, $8.5 million and $6.9 million of freight billings were reclassified from operating expense to net revenue in the nine month periods ending September 30, 2000 and 1999, respectively. $51.1 million and $55.4 million of gross shipping, handling and other warehousing costs are reported as operating expense in the nine-month periods ending September 30, 2000 and 1999, respectively.

                               DADE BEHRING INC.

                                  (Unaudited)


    On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133. Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for all fiscal years beginning after June 15, 2000 (fiscal year 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction, Management of the Company anticipates that the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which was amended by SAB No. 101A in March 2000 and SAB No. 101B in June 2000. SAB 101A and 101B delayed the implementation date of SAB No. 101. These SAB's which provide guidance on the recognition, presentation and disclosure of revenue in financial statements, are effective in the fourth quarter of 2000. The Company believes that the adoption of SAB 101, SAB 101A and SAB 101B will not have a significant effect on the Company's results of operations or its financial position.

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

                                           December 31,  September 30,
                                               1999          2000
                                           ------------  -------------
      Raw materials......................     $ 45.9        $ 46.4
      Work-in-process....................       43.1          46.2
      Finished products..................      167.2         159.3
                                              ------        ------
            Total inventories............     $256.2        $251.9
                                              ======        ======

4.   Debt

     In 2000, the Company extended the maturity dates of approximately $50.0 million of German debt previously classified as short term debt. The debt is now due at June 30, 2004 and is classified as long term debt on the Condensed Consolidated Balance Sheet at September 30, 2000.

     The Company's primary liquidity requirements are for working capital, capital expenditures, restructuring expenditures and debt service. Historically, the Company has funded its liquidity needs with a combination of cash flows from operations, borrowings under its revolving credit facility and other short-term borrowing arrangements. The Company has sufficient capacity under its current credit facilities to fund short-term cash needs. However, rising interest rates, the declining Euro, restructuring costs and the Allegiance transition have had a significant adverse impact on the Company's cashflow and its financial position.

     The Company is currently in compliance with the financial covenants under its Credit Agreement. However, as a result of the above adverse impacts, the Company intends to seek financial covenant waivers or amendments from its bank group to reflect the Company's current financial position and outlook. Although amendments to the Credit Agreement have been granted in the past, no assurance can be given that such waivers or amendments will be obtained.

                               DADE BEHRING INC.

                                  (Unaudited)


     As currently scheduled, beginning in 2001 and continuing thereafter, the Company will be required to make debt amortization payments on its existing indebtedness which would require the Company to raise sufficient funds from operations or other sources or to refinance or restructure maturing indebtedness. As a result of the adverse impacts described above, the Company is taking action currently to improve liquidity, including further cost and capital expenditure reductions. In addition, the Company has engaged a financial advisor to explore various strategic alternatives that could provide further liquidity, including partnerships, joint ventures, mergers, acquisitions, divestitures, sales of assets, direct investments and other strategic alternatives. The Company is in preliminary discussions with several third parties with respect to certain of these potential strategic alternatives. There can be no assurance that these actions, if required, would generate the liquidity necessary to operate the business and service its indebtedness.

5.   Non-Recurring Cost Reduction Programs

     During 1999, the Company substantially completed its integration efforts related to the Behring Combination.

     In June 2000 the Company reviewed its cost structure and announced a global cost reduction program having the stated objective of reducing the Company's overall cost structure by approximately $50 million annually with one-time restructuring costs of approximately $85 million. Virtually all of the Company's global operations are affected by this plan, including sales, manufacturing, marketing and support services. The Company expects to eliminate a number of redundant positions under this program in 2000 and 2001, while adding staff in key areas, such as the direct distribution centers. The net effect of these changes will be a reduction of approximately 450 positions.

     Pursuant to the programs described above, management has approved and initiated several actions contemplated by the cost reduction program and has recorded a pre-tax reserve of $10.8 million as of September 30, 2000. Also included in the non-recurring cost reduction program line on the condensed Consolidated Statements of Operations for the quarter and year ended September 30, 2000 are $4.0 and $9.2 million, respectively, of costs which relate to the cost reduction initiatives which did not qualify for reserve treatment. Management intends to continue to initiate the remaining actions under the above programs in the fourth quarter of 2000 and first half of 2001.

     During the second quarter of 2000, excess severance accruals recorded under the 1999 Reserve of $4.6 million were identified and credited to income. In August 2000, excess facility exit cost reserves of $4.3 million recorded under the Behring Allocation Reserve were identified and credited to negative goodwill recorded in the Behring Combination.

                               DADE BEHRING INC.

                                  (Unaudited)


     A summary of the Company's current and prior year cost reduction program reserves follows:

                                                                      Facility and
                                                                          Other           Severance and
                                                                       Exit Costs          Relocation           Total
                                                                       ----------          ------------         -----
1997 Behring Allocation Reserve
Reserve balance, December 31, 1999................................        $18.5                $ 1.5            $20.0
      Cash payments...............................................         (2.3)                (0.6)            (2.9)
      Reversal to negative goodwill                                        (4.3)                   -             (4.3)
                                                                          -----                -----            -----
Reserve balance, September 30, 2000                                       $11.9                $ 0.9            $12.8

1999 Reserve
Reserve balance, December 31, 1999................................        $ 0.4                $10.5            $10.9
      Cash payments...............................................            -                 (2.8)            (2.8)
      Reversal to income..........................................         (0.4)                (4.2)            (4.6)
                                                                          -----                -----            -----
Reserve balance, September 30, 2000                                       $   -                $ 3.5            $ 3.5

2000 Reserve
Reserve balance, December 31, 1999................................        $   -                $   -            $   -
      Reserve established.........................................          0.8                 10.0             10.8
      Cash payments...............................................            -                 (1.3)            (1.3)
      Reversal to income..........................................         (0.4)                   -             (0.4)
                                                                          -----                -----            -----
Reserve balance, September 30, 2000...............................        $ 0.4                $ 8.7            $ 9.1

6.   Business Segment and Geographic Information

     The business of the Company is in vitro diagnostic ("IVD") products. The operating segments derive substantially all their revenues from the manufacturing and marketing of IVD products and services. The Company's operating structure includes the following segments: United States, Europe, Asia-Pacific and All Other.

     Bank EBITDA, as defined by the Company and its lenders, represents the sum of net income (loss), interest, taxes, depreciation and amortization, non-cash charges including non-cash stock-based compensation expenses, and loss on disposal of fixed assets and non-recurring charges, including Y2K remediation costs, integration costs and restructuring charges. Integration costs include personnel retention and severance, moving and start-up costs associated with the transfer of manufacturing capacity from various sites, consulting and costs related to the consolidation of information technology. Non-recurring charges include costs related to the shutdown of product lines, the costs of a mandatory relabeling initiative in Europe, and the impact of transitioning from Allegiance Healthcare Corporation ("Allegiance") to direct distribution of Hemostasis and MicroScan products in the U.S. The Allegiance distribution agreement transition costs include gross profit from delayed sales to end-user customers and other transition costs such as inventory write-offs and one-time implementation costs (See Note 7). Bank EBITDA is in management's opinion a financial indicator of the Company's ability to service or incur indebtedness. While the Company does not advocate Bank EBITDA to be considered as a substitute for net income or cash flows, it is the primary financial metric used by management.

                               DADE BEHRING INC.

                                  (Unaudited)

     Financial information by segment for the nine months ended September 30, 1999 and 2000 is summarized as follows (in millions):

                                                       United                     Asia-
                                                       States       Europe       Pacific      All Other     Total
                                                       ------       ------       -------      ---------     -----
Nine months ended September 30, 1999
      Revenue from external customers...........       $500.3       $349.3       $83.35         $26.5      $959.4
      Intersegment revenues.....................        225.3         38.5          -             -         263.8
      Segment Bank EBITDA.......................         72.5         97.0         15.7           7.0       192.2

Nine months ended September 30, 2000
      Revenue from external customers...........        478.1        303.1         86.6          29.0       896.8
      Intersegment revenues.....................        108.1         42.1          -             0.1       150.3
      Segment Bank EBITDA.......................         41.4         79.3         21.4           4.7       146.8

     A reconciliation of segment Bank EBITDA to income (loss) before income taxes for the nine months ended September 30, 1999 and 2000 is summarized as follows (in millions):

                                                                                        Nine months Ended
                                                                                       September 30, 2000
                                                                                       ------------------

                                                                                       1999         2000
                                                                                      ------       -------
Segment Bank EBITDA..............................................................     $185.2         142.1
Other Bank EBITDA................................................................        7.0           4.7
                                                                                      ------       -------
 Total Bank EBITDA...............................................................      192.2         146.8
 Less:  Depreciation and amortization............................................      (47.5)        (68.2)
     Interest expense, net (1)...................................................      (71.7)       (103.9)
     Non-cash charges:
     -----------------
     Loss on disposal of assets..................................................       (4.4)         (6.0)
     Charge related to purchase accounting adjustment............................        -            (2.8)
     Stock-based compensation....................................................      (28.4)         (2.1)
     Charge related to earnings in equity investment.............................        -            (1.2)
     Non-recurring charges:
     ----------------------
     Allegiance distribution agreement transition ...............................        -           (16.2)
     Non-recurring cost reduction programs, net of reversals.....................      (16.5)        (15.0)
     Final Miami facility closure costs..........................................        -            (3.4)
     Charges related to shutdown of product line.................................        -            (2.4)
     European IVDD relabeling initiative.........................................        -            (1.4)
     Integration costs...........................................................      (12.8)         (1.5)
     Year 2000 remediation costs.................................................      (17.1)         (0.6)
     Advisory fees and expenses related to 1999 recapitalization.................      (16.8)          -
     DDC warehouse remediation costs.............................................       (5.0)          -
     Other non-recurring charges.................................................        (.1)         (3.1)
                                                                                      ------       -------
Income (loss) before income taxes................................................     $(28.1)      $ (81.0)
                                                                                      ======       =======

________
(1) Differs from the income statement by the amount of amortization of deferred financing fees, which is included within depreciation and amortization above.

                               DADE BEHRING INC.

                                  (Unaudited)

7.   U.S. Product Distribution Transition

     As part of the cost of reduction program disclosed in Note 5, in August 2000, the Company finalized the details and reached an agreement regarding its decision not to renew its U.S. distribution agreement with Allegiance and has begun the transition to direct distribution of its Hemostasis and MicroScan products in the U.S. There are significant benefits associated with this change. Specifically this change is focused on providing customers with enhanced sales and service capabilities. The Company already directly distributes more than 80% of its products in the U.S. The transition to direct distribution of this remaining 20% will be complete in June 2001 and will provide an ongoing annual benefit of approximately $10.0 million in Bank EBITDA. This benefit is primarily the result of eliminating the distributor margin paid to Allegiance. The Company has paid a $2.0 million transition service fee to Allegiance pursuant to the terms and as a consequence of the Company's decision not to renew the U.S. distribution agreement. In addition, the transition to direct distribution will have a negative non-recurring impact on sales and gross profit in 2000 and 2001. This negative impact is the result of inventory reductions at Allegiance as customer specific Hemostasis inventory lots held by Allegiance for up to eighteen months are sold to end-user customers, as well as the write-off of any unsaleable product. As customers transition to new specific lots, they will order directly from the Company. The Company does not anticipate a change in end-user purchases of Hemostasis and MicroScan products as a result of this transition.

     The Company's decision not to renew its U.S. distribution arrangement with Allegiance is expected to provide net annual cash flow benefits of $10.0 million beginning in 2002. A portion of this annual benefit will also be realized in 2001, as the transition to direct distribution is completed in June 2001. The net cash flow requirements of this transition however are expected to be $28.0 million and $17.0 million in 2000 and 2001, respectively, in the form of delayed gross profit, inventory write-offs absorbed by the Company, capital expenditures, working capital and one-time implementation costs. Year to date one-time gross profit impact and implementation costs at September 30, 2000 are $12.6 million and $3.6 million, respectively.

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

     Certain statements included in this discussion are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income levels, cash flow and liquidity. Such forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to global economic and business conditions, governmental and regulatory policies such as healthcare reimbursement policies, and the competitive environment in which the Company operates. These and other risks are discussed in some detail below as well as in other documents filed by the Company with the Securities and Exchange Commission.

Results of Operations

     Net Sales. Net sales for the three months ended September 30, 2000 totaled $292.3 million as compared to $313.2 million in the comparable year-ago quarter. Net sales for the nine months ended September 30, 2000 totaled $896.8 million as compared to $959.4 million in the comparable year-ago period.

     The $20.9 million or 6.7% decrease in net sales for the quarter is attributable primarily to foreign currency rate changes, which accounted for a $12.1 million decrease in revenues, $1.4 million relating to businesses sold in 1999 and $14.3 million resulting from declines in the Coagulation business. The decline in Coagulation is driven primarily by the decision to discontinue our distribution relationship with Allegiance in the U.S. (see Note 7 above). Excluding these impacts, sales increased $6.9 million or 2.3%.

     The $62.6 million or 6.5% decrease in net sales for the nine-month period ended September 30, 2000 is also attributable to foreign currency rate changes ($36.3 million), sold businesses ($13.9 million), and declines in our Coagulation business ($28.1 million). The decline in Coagulation is driven primarily by the decision to discontinue our distribution relationship with Allegiance. Excluding the impact of these items, sales as compared to the year ago nine-month period increased $15.7 million or approximately 1.7%. The Company's Dimension and Stratus C5 product line revenues increased 26% globally as compared to the same period in the prior year adjusted for foreign exchange.

     Gross Profit. Gross profit for the three months ended September 30, 2000 decreased $35.8 million or 19.9% to $144.1 million as compared to $179.9 million in the comparable year-ago quarter. Gross profit for the nine months ended September 30, 2000 decreased $77.8 million or 14.1% to $474.7 million as compared to $552.5 million in the comparable year-ago period. The decrease in gross profit for the nine-month period ended September 30, 2000 is attributable primarily to foreign currency rate changes ($30.4 million), sold businesses ($6.3 million), the Coagulation business ($23.1 million), an increase in depreciation expense related to Behring purchase accounting ($16.8 million), partially offset by incremental one-time expense in 1999 ($1.6 million). The Coagulation decline is driven primarily by the Allegiance transition. Excluding these impacts, gross profit decreased by $2.8 million.

     Gross margins for the nine months ended September 30, 2000 were 52.9% compared to 57.6% in the comparable year-ago period. The 470 basis points decrease in the nine months ended September 30, 2000 is primarily due to foreign currency rate changes and sold businesses (90 basis points), the Coagulation impact (70 basis points) and the increase in depreciation expense noted above (190 basis points), partially offset by incremental one-time expenses in 1999 (20 basis points). Excluding these impacts, gross profit margin decreased by 140 basis points primarily as a result of increased third-party product revenues which has lower margins and is offsetting the managed declines of our mature product lines.

     Marketing and Administrative Expense. Marketing and administrative expense for the three months ended September 30, 2000 decreased $9.4 million or 7.1% to $122.1 million as compared to $131.5 million in the comparable year-ago quarter. Marketing and administrative expense for the nine months ended September 30, 2000 decreased $60.0 million or 14.2% to $362.6 million as compared to $422.6 million in the comparable year-ago period.

     The decrease in marketing and administrative expense for the quarter ended September 30, 2000, is attributable primarily to $4.5 million of benefit from foreign currency rate changes and sold businesses, $4.1 million of Y2K remediation/integration and other non-recurring costs in the comparable year ago quarter, which did not reoccur in 2000, and $.5 million of fewer non-cash charges in 2000.

     The decrease in marketing and administrative expense for the nine-month period ended September 30, 2000 is attributable primarily to $14.8 million of benefit from foreign currency rate changes and sold businesses, $16.8 million of advisory fees and $22.7 million of stock compensation expense related to the June 1999 recapitalization, as well as incremental one-time expenses in 1999 of $3.5 million and $.9 million of fewer non-cash charges in 2000. Excluding these impacts, marketing and administrative costs have decreased by $1.3 million as the Company's cost cutting actions have more than offset inflationary impacts. Given the recent financial performance, the Company is carefully evaluating all investments and has reduced spending.

     Research and Development Expense. Research and development expense for the three months ended September 30, 2000 totaled $23.9 million as compared to $24.1 million in the comparable year-ago quarter. Research and development expense for the nine months ended September 30, 2000 totaled $74.4 million as compared to $71.4 million in the comparable year-ago period.

     The $3.0 million or 4.2% increase in the comparable year ago nine-month period is attributable to increased investment in new products which was partially offset by the benefit from foreign currency rate changes ($1.9 million). However, given the recent financial performance, the Company is carefully evaluating all investments and has reduced spending.

     Research and development expenditures are primarily focused on the development of new instrument platforms and expansion of test menus.

     Income (loss) from Operations. Loss from operations for the quarter increased $31.2 million to $8.3 million as compared to $22.9 million income from operations in the comparable year-ago quarter. Income from operations for the nine months ended September 30, 2000 decreased $18.0 million to $19.5 million as compared to $37.5 million in the comparable year-ago period.

     The decrease in income from operations for the quarter and the nine months ended September 30, 2000 is due primarily to reduced gross profit offset by decreased marketing and administrative expense.

     Net Interest Expense. Net interest expense for the three months ended September 30, 2000 totaled $39.4 million, a $4.7 million increase over the same period in 1999. Net interest expense for the nine months ended September 30, 2000 totaled $109.2 million, a $32.9 million increase over the same period in 1999. The increase in net interest expense is primarily attributable to increased borrowing levels as a result of the June 1999 recapitalization and higher interest rates.

     Other Income/Expense. Other income for the quarter ended September 30, 2000 totaled $6.9 million, as compared to $5.1 million in the comparable year-ago quarter. Other income for the nine months ended September 30, 2000 totaled $8.7 million, as compared to $10.7 million in the comparable year-ago period.

     The other income recognized during the quarter ended September 30, 2000 is primarily the result of the settlement of two separate litigation matters.

     Income Taxes. The effective income tax rate for the quarter and nine-month period ended September 30, 2000 was approximately 25% and 28%, respectively, to reflect the estimated full year effective tax rate for 2000.

     In July 2000, the German Parliament passed a broad set of tax reforms that in addition to a number of changes, would reduce the "base" German corporate tax rate to 25% from 40% effective January 1, 2001. This rate change was enacted in October 2000 and will impact the fourth quarter of 2000, reducing the Company's German deferred tax asset and increasing tax expense by approximately $2.0 million.

     Net Income (Loss). Net loss for the three months ended September 30, 2000 totaled $30.4 million, a $26.3 million increase from net loss as compared to the same period in 1999.

     Net loss for the nine months ended September 30, 2000 totaled $58.4 million, a $32.7 million increase from net loss as compared to the same period in 1999.

     The increase in net loss for the nine-month and three-month periods ended September 30, 2000 is due primarily to higher net interest expense and lower income from operations.


      Bank EBITDA. Bank EBITDA for the three months ended September 30, 2000 totaled $43.1 million, an $18.3 million decrease from Bank EBITDA as compared to the same period in 1999. Adjusting for foreign currently rate changes of $4.2 million, sold businesses of $2.5 million, the Coagulation shortfall of $6.7 million and incremental non-recurring income recognized in 1999 of $4.0 million, Bank EBITDA for the quarter ended September 30, 2000 was flat compared to the same period in 1999.

     Bank EBITDA for the nine month period ended September 20, 2000 totaled $146.8 million, a $45.4 million decrease from Bank EBITDA as compared to the same period in 1999. Adjusting for foreign currency rate changes of $18.4 million, sold businesses of $6.5 million, Coagulation shortfall of $10.5 million and incremental non-recurring income from royalties, licenses and legal settlements recorded in 1999 of $10.2 million, Bank EBITDA for the nine month period ended September 30, 2000 was flat compared to the same period in 1999. The Coagulation shortfall is primarily driven by the transition away from Allegiance as a distributor in the U.S.

Liquidity and Capital Resources

     In 2000, the Company extended the maturity dates of approximately $50.0 million of German debt previously classified as short term debt. The debt is now due at June 30, 2004 and is classified as long term debt on the Condensed Consolidated Balance Sheet at September 30, 2000.

     The Company's primary liquidity requirements are for working capital, capital expenditures, restructuring expenditures and debt service. Historically, the Company has funded its liquidity needs with a combination of cash flows from operations, borrowings under its revolving credit facility and other short-term borrowing arrangements. The Company has sufficient capacity under its current credit facilities to fund short-term cash needs. However, rising interest rates, the declining Euro, restructuring costs and the Allegiance transition have had a significant adverse impact on the Company's cashflow and its financial position.

     The Company is currently in compliance with the financial covenants under its Credit Agreement. However, as a result of the above adverse impacts, the Company intends to seek financial covenant waivers or amendments from its bank group to reflect the Company's current financial position and outlook. Although amendments to the Credit Agreement have been granted in the past, no assurance can be given that such waivers or amendments will be obtained.

    As currently scheduled, beginning in 2001 and continuing thereafter, the Company will be required to make debt amortization payments on its existing indebtedness which would require the Company to raise sufficient funds from operations or other sources or to refinance or restructure maturing indebtedness. As a result of the adverse impacts described above, the Company is taking action currently to improve liquidity, including further cost and capital expenditure reductions. In addition, the Company has engaged a financial advisor to explore various strategic alternatives that could provide further liquidity including partnerships, joint ventures, mergers, acquisitions, divestitures, sales of assets, direct investments and other strategic alternatives. The Company is in preliminary discussions with several third parties with respect to certain of these potential strategic alternatives. There can be no assurance that these actions, if required, would generate the liquidity necessary to operate the business and service its indebtedness.

     For the quarter ended September 30, 2000, net working capital, adjusted for foreign exchange, decreased $39.4 million or 12.9% due to the following:

     . Accounts receivable decreased $25.6 million primarily as a result of factoring of European receivables.

     . Inventories increased $3.5 million as the Company prepared for its year end seasonally high sales.

     . Accrued liabilities increased $11.5 million.

     . Accounts payable increased $8.3 million.

     . Prepaid expenses increased by $2.4 million.

     For the nine-month period ended September 30, 2000, adjusted for foreign exchange, working capital increased $54.9 million to $266.3 million. The 26% increase is attributable primarily to uses of cash in the accounts payable and accrued liabilities areas in the first quarter of 2000, which typically increase as the year progresses.

     The Company's decision not to renew its U.S. distribution arrangement with Allegiance is expected to provide net annual cash flow benefits of $10.0 million beginning in 2002. A portion of this annual benefit will also be realized in 2001, as the transition to direct distribution is completed in June 2001. The net cash flow requirements of this transition however are expected to be $28.0 million and $17.0 million in 2000 and 2001, respectively, in the form of delayed gross profit, inventory write-offs absorbed by the Company, capital expenditures, working capital and one-time implementation costs. Year to date one-time gross profit and implementation costs at September 30, 2000 are $12.6 million and $3.6 million, respectively.

     In June 2000, the Company announced a global cost reduction program having the stated objective of reducing the Company's overall cost structure by approximately $50 million annually with one-time restructuring costs of approximately $85 million. Virtually all of the Company's global operations are affected by this plan, including sales, manufacturing, marketing and support services. The Company expects to eliminate a number of redundant positions under this program in 2000 and 2001, while adding staff in key areas, such as the direct distribution centers. The net effect of these changes will be a reduction of approximately 450 positions.

     Pursuant to the programs described above, management has approved and initiated several actions contemplated by the non-recurring cost reduction program and has recorded a pre-tax reserve of $10.8 million as of September 30, 2000. Also included in the cost reduction program line on the Condensed Consolidated Statements of Operations for the quarter and year ended September 30, 2000 are $4.0 and $9.2 million, respectively, of costs which relate to the cost reduction initiatives which did not qualify for reserve treatment. Management intends to continue to initiate the remaining actions under the above programs in the fourth quarter of 2000 and first half of 2001.

     Capital expenditures, including instrument placements in customer locations, totaled $90.8 million for the nine months ended September 30, 2000, a $6.6 million or 7.8% increase as compared to the same period in 1999. The increase in capital expenditures for the period is attributable primarily to increased investments in information technology infrastructure. Given the recent financial performance, the Company is carefully evaluating all investments and has reduced spending.

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

     In addition, in 2000, the Company extended the maturity dates of approximately $50.0 million of German debt previously classified as short term debt. The debt is now due at June 30, 2004 and is classified as long term debt on the Condensed Consolidated Balance Sheets at September 30, 2000.

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

                                    PART II

Item 1. Legal Proceedings.

     The Registrant is involved in a number of legal proceedings arising in the ordinary course of its business, none of which is expected to have a material adverse effect on the Registrant's business or financial condition.


Item 5. Other Information.

     The Registrant announced that James Reid-Anderson was promoted to President and Chief Executive Officer and that Jeffrey G. Naylor was joining the Registrant as Senior Vice President, Chief Financial and Administration Officer.


Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          See the Index to Exhibits.

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



                               DADE BEHRING INC.
                               -----------------
                                  (Registrant)



     Date:  November 14, 2000    By: /s/  Jeffrey G. Naylor
                                    --------------------------------------------
                                         Jeffrey G. Naylor
                                         Senior Vice President, Chief
                                           Financial and Administration Officer
                                         (Duly authorized Officer of Registrant)

                               Index to Exhibits


10.1 Credit Agreement dated as of June 29, 1999 by and among Dade Behring Holdings, Inc., the Registrant, Dade Behring Holdings GmbH, the lenders from time to time a party thereto, Donaldson, Lufkin & Jenrette Securities Corporation and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, Goldman Sachs Credit Partners L.P., as Syndication Agent, Co-Arranger and Co-Lead Book Runner, and Bankers Trust Company, as Administrative Agent, Co-Arranger and Co-Lead Book Runner.*

10.2 First Amendment to Credit Agreement dated as of August 3, 2000 by and among Dade Behring Holdings, Inc., the Registrant, Dade Behring Holdings GmbH, the lenders from time to time a party to the Credit Agreement dated as of June 29, 1999, Donaldson, Lufkin & Jenrette Securities Corporation and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, Goldman Sachs Credit Partners L.P., as Syndication Agent, Co-Arranger and Co-Lead Book Runner, and Bankers Trust Company, as Administrative Agent, Co-Arranger and Co-Lead Book Runner.

10.3 Fourth Amendment to the Amended and Restated Exclusive Distribution Agreement dated as of August 9, 2000 by and between Registrant and Allegiance Healthcare Corporation.

10.4 Amendment to Production and Supply Agreement dated as of October 30, 2000 by and between Dade Behring Marburg GmbH and Messer Cutting and Welding AG.

10.5 Employment Agreement effective as of September 1, 2000 by and between Registrant and James Reid-Anderson.

10.6 Employment Agreement Addendum effective as of September 1, 2000 by and between Registrant and James Reid-Anderson.

10.7 Restricted Stock Unit Agreement effective as of September 1, 2000 by and between Dade Behring Holdings, Inc. and James Reid-Anderson.

10.8 Employment offer letter dated August 28, 2000 from Registrant; accepted as of August 31, 2000 by Jeffrey G. Naylor.

10.9 Separation Agreement dated as of September 1, 2000 by and between Dade Behring Holdings, Inc. and Steve Barnes.

10.10 Employment Termination and General Release Agreement dated as of May 12, 2000 by and between Registrant and Marc Casper.

27.1  Financial Data Schedule

* Replaces Exhibit 10.1 to Registrant's Form 8-K under the Securities Exchange Act of 1934 as filed on July 26, 1999.